Form 10QSB
period 2001-09-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2001-11-14
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                          Commission File No. 000-33005


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           NEVADA                      52-2312117
             -------------------------------     -------------------
             (State or other jurisdiction of        (IRS Employer
              Incorporation or Organization)      Identification No.)


                       504 Beebe Ct., Frederick, MD  21703
         ---------------------------------------------------------------
                    (Address of Principal Executive offices)

                                 (512) 619-4714
                                 --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes                       No     X
                              -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at November 1, 2001
           -----                                 -------------------------------

Common Stock, Class A, $0.001 par value                    4,100,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ending Septemer 30, 2001.............3

                  Statement of Operations (unaudited)
                    for the three months ending September 30, 2001
                    and the period from March 29, 2001 (inception)
                    through September 30, 2001..........................4

                  Statement of Cash Flow (unaudited)
                    for the three months ending September 30, 2001
                    and the period from March 29, 2001 (inception)
                    through September 30, 2001..........................5

                  Notes to Financial Statements (unaudited).............7


Item 2.           Management's Discussion and Analysis or
                    Plan of Operation..................................10


                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings....................................14

Item 2.           Changes in Securities and Use of Proceeds............14

Item 3.           Defaults Upon Senior Securities......................14

Item 4.          Submission of Matters to a Vote of Security Holders...14

Item 5.           Other Information....................................14

Item 6.           Exhibits and Reports on Form 8-K.....................14

                  Signatures...........................................15

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001

                                     ASSETS

Current assets:
     Cash                                               $328
     Marketable securities                            12,500
     Prepaid expenses                                    750
                                                      ------
    Total current assets                             $13,578
                                                      ------
Other assets:
     Coconut Grove Group Investment                  $60,000
                                                      ------
    Total other assets                               $60,000
                                                      ------

Total assets                                         $73,578
                                                     =======

                                   LIABILITIES

Current liabilities:
     Accounts payable                                    $15
     Notes payable - related party                       300
                                                      ------
    Total current liabilities                           $315
                                                      ======
Stockholders' equity:
    Common stock, class A, $0.001 par value
       25,000,000 authorized;
       4,100,000 issued and outstanding               $4,100
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       none issued and outstanding                         -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       none issued and outstanding                         -
    Additional paid in capital                        86,890
     Accumulated deficit                            (17,727)
                                                    --------
                                                     $73,263
                                                    --------

Total liabilities and stockholders' equity           $73,578
                                                    ========

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                 March 29, 2001
                                                 3-month period    (inception)
                                                 ending 9/30/01  through 9/30/01
                                                   (unaudited)     (unaudited)
                                                  -------------   -------------
Sales                                                    $3,333          $3,333

Cost of sales                                               -0-             -0-
                                                        ---------       ---------
Gross profit                                              3,333           3,333

Selling, general and
  administrative expenses                                 6,330          10,370

Unrealized (loss) on marketable
  Securities                                             (4,000)        (10,940)

Other income (expense)                                      250             250


Income (loss) before provision for income taxes          (6,747)        (17,727)

Provision for income tax                                    -0-             -0-

Net income (loss)                                        (6,747)        (17,727)
                                                        =========      =========
Earnings per common share
    Basic                                                ($0.00)         ($0.01)
                                                        =========      =========

    Fully diluted                                        ($0.00)         ($0.00)
                                                        =========      =========
Weighted average number of shares
    Basic                                               3,781,319      3,324,550

    Fully diluted                                       8,151,319      7,694,550

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                March 29, 2001
                                                3-month period    (inception)
                                                ending 9/30/01  through 9/30/01
                                                  (unaudited)     (unaudited)
                                                 -------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                               ($6,747)        ($17,727)
   Adjustments to reconcile net loss to
    net cash provided:
      Unrealized loss in marketable
        Securities                                     4,000           10,940
      Common stock issued to directors                     -            1,500
      Common stock issued to consultants                   -            1,250
      Donated services of officers                     2,400            4,800
                                                    --------         --------
   Net cash provided by (used) in operations           ($347)            $763
                                                    --------         --------
Cash flow from financing activities:
   Loan from related party                              $300             $300
                                                    --------         --------
   Net cash provided by (used) in financing             $300             $300

Decrease (increase) in current assets:
   Prepaid expenses                                     $375            ($750)

Increase (decrease) in current liabilities:
   Accounts payable                                        -              $15

Net change in cash                                      $328             $328

Cash at beginning of the period                          -0-              -0-
                                                    --------         --------
Cash at end of the period                               $328             $328
                                                    ========         ========

Supplemental disclosure of a non-cash investing and financing activity:

    The Company issued 350,000 shares of its common stock, class A, $0.001 par value in conjunction with the acquisition of 50,000 shares of Inform Worldwide Holdings, Inc. (IWWH)

    The Company issued 1,000,000 shares of its common stock, class A, $0.001 par value in conjunction with the acquisition of a 20% interest in Coconut Grove Group, Ltd., a joint venture with Tiki Hut Enterprises, Ltd.


                                       PREMIER DEVELOPMENT & INVESTMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                     MARCH 29, 2001 (INCEPTION) TO JUNE 30, 2001


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services       1,500,000   1,500            -             -      1,500

  Issuance of common stock
   to consultants for services     1,250,000   1,250            -             -      1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000     350       23,090             -     23,440

  Donated services by officers             -          -     2,400             -      2,400

  Net loss during period                   -          -         -       (10,980)   (10,980)
                                -------------------------  --------  ------------  - ------

BALANCE, JUNE 30, 2001             3,100,000  $  3,100  $  25,490     $ (10,980)  $  17,610
                                   ========== ========= =========  =============  =========

  Issuance of common stock
    in connection with the
    investment in Coconut
    Grove Group, Ltd.              1,000,000    1,000      59,000             -     60,000

  Donated services by officers             -          -     2,400             -      2,400

Net loss during period                   -          -         -          (6,747)    (6,747)
                                -------------------------  --------  ------------  - ------
BALANCE, SEPTEMBER 30, 2001        4,100,000  $  4,100  $  86,890     $ (17,727)  $  73,263
                                   ========== ========= =========  =============  =========

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

Premier Development & Investment, Inc., ("Premier") a Nevada corporation organized on March 29, 2001, is a development stage company, and as such has devoted most of its efforts since inception to developing its business plan, issuing common stock, raising capital, establishing its accounting systems and other administrative functions.

Premier's strategy is to be a developer and operator of theme based restaurants and bars.

Interim Unaudited Financial Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ending September 30, 2001 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Amended Registration Statement filed on Form SB-2 on November 8, 2001.

Marketable Securities
---------------------

Premier's security investments that were acquired in conjunction with the issuance of its common stock are held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
------------

Premier records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates.

Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, Premier has an accumulated loss of $10,370 for income tax purposes, which can be used to offset future taxable income through 2016. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $   1,556
          Valuation allowance                       (1,556)
                                                 ----------
          Net tax benefit                         $        0
                                                  ==========

As of September 30, 2001, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

Earnings per Share
------------------

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity.

Premier adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share as though the 8,470,000 Class A voting common shares (which represents the issued and outstanding 4,100,000 shares, and provision for 4,370,000 Class A voting common shares to the extent of the exercise of the 3,000,000 warrants and 1,370,000 options) by Premier were outstanding.

Fiscal Year
-----------

The Company elected December 31 as its fiscal year end.

NOTE B - STOCK, WARRANT AND OPTION ISSUANCES

On March 29, 2001, 500,000 shares of Premier's $.001 par value Class A voting common stock and an option to purchase 250,000 shares of Premier's Class A voting common stock at a purchase price of five cents ($0.05) per share was issued to each director as compensation, in lieu of cash, for services. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended. The options vest immediately and expire on the fifth anniversary of the date of their issuance.

On March 29, 2001, 250,000 shares of Premier's $.001 par value Class A voting common stock and an option to purchase 250,000 shares of Premier's Class A voting common stock at a purchase price of five cents ($0.05) per share was issued to an unrelated entity for consulting services. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended. The options vest immediately and expire on the fifth anniversary of the date of their issuance.

In addition, this entity was granted 500,000 warrants to purchase the same number of Premier's Class A voting common stock at a purchase price of four dollars ($4.00) per share. The warrants expire on December 31, 2003.

On March 29, 2001, 250,000 options to purchase the same number of Premier's Class A voting common stock at a purchase price of five cents ($0.05) per share was issued to an unrelated entity to develop an investor relations program. The options vest immediately and expire on the fifth anniversary of the date of their issuance.

On March 29, 2001, 1,000,000 shares of Premier's $.001 par value common stock was issued to several unrelated entities for consulting services provided to Premier. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

On March 31, 2001, 350,000 shares of Premier's $.001 par value Class A voting common stock and 500,000 warrants to purchase the same number of Premier's Class A voting common stock at a purchase price of four dollars ($4.00) per share were issued in conjunction with the acquisition of 50,000 shares of Inform Worldwide Holdings, Inc.( OTC "IWWH") from two separate unrelated entities under a stock purchase agreement. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended. The warrants, which may be redeemed by Premier under certain restrictions, expire on December 31, 2003.

On May 15, 2001, 15,000 options to purchase the same number of Premier's Class A voting common stock at a purchase price of two dollars ($2.00) per share were issued to each member of the nine person advisory board to assist Premier on specific matters as they related to the individual board members expertise. The options vest immediately and expire on the third anniversary of the date of their issuance.

On May 15, 2001 Premier issued 2,000,000 warrants in the form of a stock dividend to all shareholders of record on May 15, 2001. The warrants would be divided equally based upon the number of Class A shares held. Each warrant is exercisable into a share of the Company's Class A voting common stock at a price of four dollars ($4.00) per share. The warrants, which may be redeemed by Premier under certain restrictions, expire on December 31, 2003.

On July 25, 2001 a former member of the advisory board resigned his position and voluntarily returned his 15,000 options that he had previously been issued. The Company summarily cancelled these options.

On July 30, 2001 the Company issued 1,000,000 shares of $.001 par value Class A voting common stock to Coconut Grove Group, Ltd., a joint venture owned 20% by Premier and 80% by Tiki Hut Enterprises, Ltd. Premier valued these shares at $60,000. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

In conjunction with all of the above outstanding issues of Premiers' Class A voting common stock, it was agreed that all insiders of Premier, including, but not limited to, officers, directors, and employees, shall enter into a binding Stock Lock-Up Agreement preventing the sale of any Class A voting common stock of Premier for a minimum of one-hundred eighty (180) days after the date that Premier's Class A voting common stock makes its first trade on the OTC Bulletin Board.

NOTE C - RELATED PARTY TRANSACTIONS

Premier utilizes a portion of a director's personal residence as its primary office without charge.

On September 12, 2001, Victoria Carlton, Premier's secretary, provided the Company with a $300 loan. The loan is unsecured, bears no interest and is due upon demand.


NOTE D - DONATED SERVICES

For the period ended June 30, 2001, Cary Grider and Victoria Carlton, the president and secretary of Premier, respectively, performed services on behalf of Premier with a fair value of $2,400. The donated value of these services was recorded as contributed capital.

For the period ended September 30, 2001, Cary Grider and Victoria Carlton, the president and secretary of Premier, respectively, performed services on behalf of Premier with a fair value of $2,400. The donated value of these services was recorded as contributed capital.


Item 2.   Management's Discussion and Analysis or Plan of Operation

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current view(s) regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Overview

     We are a developer and operator of theme-based restaurants and bars. Since our inception on March 29, 2001, we have operated as a development stage company.

Results of Operations

     For the ease of reference, we refer to the period of March 29, 2001 (inception) through September 30, 2001 as the nine-months ending September 30, 2001. Our current fiscal year, also referenced as fiscal 2001, ends on December 31, 2001. Subsequently, our next fiscal year, also referenced as fiscal 2002, ends on December 31, 2002.

Three-Months Ending September 30, 2001

     Revenues

     We generated our first revenue during the quarter ending September 30, 2001. Our sales of $3,333 were comprised entirely from management fees related to our joint venture, Coconut Grove Group, Ltd.

     Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, costs associated with the filing of our registration statement of Form SB-2 with the Securities and Exchange Commission, consulting fees and director fees, and totaled $6,330 for the three-months ending September 30, 2001. Of these operating expenses, $375 were paid for through the issuance of our common stock and $2,400 were donated by our executive officers.

     Other Expenses. We experienced a decline in the value of our holdings of marketable securities which consist of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH). The shares of Inform Worldwide were quoted at $0.25 a share on September 30, 2001, which represented a ($4,000), or (24.4%), decline during the three-months ending September 30, 2001. This decline in our Inform Worldwide share value was recorded as an unrealized loss on our statement of operations.

     Net Loss

     We experienced a net loss of ($6,747), or ($0.00) per share, for the three-months ending September 30, 2001. This loss was attributed primarily through our expenses related to our registration statement filed on Form SB-2 with the Securities and Exchange Commission and unrealized loss on marketable securities.

Nine-Months Ending September 30, 2001

     Revenues

     We began generating initial revenue during our fiscal third quarter. Our sales of $3,333 were comprised entirely from management fees related to our joint venture, Coconut Grove Group, Ltd.

     Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, costs associated with the filing of our registration statement of Form SB-2 with the Securities and Exchange Commission, consulting fees and director fees, and totaled $10,370 for the nine-months ending September 30, 2001. Of these operating expenses, $2,000 were paid for through the issuance of our common stock and $4,800 were donated by our executive officers.

     Other Expenses. We experienced a decline in the value of our holdings of marketable securities which consist of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH). The shares of Inform Worldwide were quoted at $0.25 a share on September 30, 2001, which represented a ($10,940), or (46.7%), decline from our acquisition price of $23,440, or $0.46 per share of IWWH acquired, on March 31, 2001. This decline in Inform Worldwide share value was recorded as an unrealized loss on our statement of operations.

Net Loss

     We experienced a net loss of ($17,727), or ($0.01) per share, for the nine-months ending September 30, 2001. This loss was attributed primarily through our expenses related to our registration statement filed on Form SB-2 with the Securities and Exchange Commission and our unrealized loss on marketable securities.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash used in operating activities for the three-months ending September 30, 2001 was ($347) and net cash provided by operating activities for the nine-months ending September 30, 2001 was $763.

     As of September 30, 2001, we had $328 in cash or cash equivalents and marketable securities consisting of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH) valued at $12,500. We also had $750 in prepaid director fees.

     As of September 30, 2001, our current liabilities consisted of $15 payable to a consultant for reimbursable out-of-pocket expenses and a $300 note payable to one of our directors. The note payable to our director bears no interest, is unsecured and payable on demand. We had no further financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2001. We also expect to experience continued net losses for the remainder of fiscal 2001, and possibly into the early part of fiscal 2002.

     As of September 30, 2001, we had marketable securities valued at $12,500. We anticipate selling a significant portion, if not all, of our marketable securities during fiscal 2002. The amount of the net proceeds we will receive from the sales of our marketable securities cannot be predicted at this time.


Plan of Operation

General

     We are a development stage company in the process of commencing operations. Our plan of operation is to invest in and develop a series of theme-based restaurant and bar properties that can evolve into stand alone chains or franchise opportunities. Because we have limited investment capital and restricted access to capital markets, our strategy for initial operations is to develop new restaurant and bar concepts through joint ventures, equity investments or partnership agreements.

     By limiting the scope of our initial operations to joint ventures, equity investments and partnership agreements, we will be able to:

     - reduce our financial risk by sharing in the development and marketing costs typically associated with opening new restaurants and bars;

     - generate secondary or alternative revenue streams by providing professional restaurant and bar management consulting services through the collective expertise of our diverse management team; and

     - better diversify our restaurant and bar portfolio to minimize our risk exposure to any single operation or concept.

Joint Venture Developments

     On July 30, 2001, we entered into a joint venture agreement for the formation of Coconut Grove Group, Ltd., a joint venture that is 20% owned by us and 80% owned by Tiki Hut Enterprises, Ltd. The joint venture is initially being capitalized with a US$3 million cash investment from Tiki Hut Enterprises, Ltd. and an investment from us of 1,000,000 restricted shares of our common stock. None of the joint venture partners are under any obligations to make any additional capital contributions.

     We are the Managing Partner of this joint venture and, as such, are to receive a management fee in addition to our share in the joint venture's net profits. Our separate management fee is to be two-percent (2%) of the joint venture's net profits, or US$5,000 per fiscal quarter, whichever is greater.
Our management fee is not to aggregate less than US$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by the joint venture. Because we do not anticipate the joint venture to begin generating material revenues and net profits until the Fall of fiscal 2002, we anticipate generating management fees $5,000 for the fourth quarter of fiscal 2001, and $5,000 per fiscal quarter until the joint venture achieves material revenues and net profits.

Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand our Board of Directors and/or Advisory Board. However, none of the members of our Board of Directors or Advisory Board receives a cash salary or cash benefits, nor do we have any plans to begin paying cash salaries or cash benefits to our Board of Directors or Advisory Board members.

     We believe that the current efforts from our existing executive officers, supported by our Board of Directors, outside consultants and Advisory Board members, will prove satisfactory in enabling us to achieve our initial plans of operation and administering our current obligations as the Managing Partner of our Coconut Grove Group, Ltd. joint venture project.

Property and Equipment

     We do not foresee the need to purchase or lease any new or additional facilities, property or equipment for the remainder of fiscal 2001. We anticipate that any new property or equipment requirements will be commensurate with new business developments and subsequent funding and will therefore have a minimal, if any, impact on our then existing cash flows or working capital levels.

Factors That May Affect Future Results

     We believe that the proceeds from the future sale of our marketable securities, the anticipated revenues generated from our ownership and management fees associated with the Coconut Grove Group, Ltd. joint venture, continued contributions from our executive officers and members of our Board of Directors and Advisory Board, and any net proceeds received from the anticipated exercise of some of our issued and outstanding warrants should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least the end of fiscal 2002.

     Our officers and directors (Cary Grider, Victoria Carlton and Eric Boyer) have entered into a verbal agreement between themselves to support our business and provide it with adequate capital on an as needed basis, including paying for the expenses our registration statement on Form SB-2 filed with the Securities and Exchange Commission (estimated at $27,120) exceeding our available cash. We anticipate that our officers and directors will be required to provide a maximum of $80,000 before we begin generating a sufficient cash flow to continue as a going concern. Any and all advances made by our officers and directors will be unsecured and non-interest bearing.

     However, if (i) we do not generate enough revenues from our initial operations (ii) or the future sales of our marketable securities fail to generate sufficient net proceeds (iii) or an insufficient number of our outstanding warrants are exercised, singularly or altogether, it may prevent us from further executing our business plan and cause us to seek additional sources of funding. While we are in discussions with accredited lenders and investors, we have not yet secured any secondary sources of funding. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. However, our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the recent decline in the equities market and the limited availability of venture capital financing sources. We cannot assure you that financing will be available to us in amounts or on terms acceptable to us in the future.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities and Use of Proceeds

     On July 30, 2001 we entered into a joint venture agreement with Tiki Hut Enterprises, Ltd., a private developer of restaurants and bars, for the formation of Coconut Grove Group, Ltd. We issued 1,000,000 shares of our common stock, class A, $0.001 par value to the joint venture in exchange for a 20% equity interest in the joint venture; Tiki Hut Enterprises owns the other 80% of the joint venture. We valued this issuance of common stock at $60,000 and relied upon certain exemptions from registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. These securities are restricted from transfer and bear an appropriate restrictive legend.


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(A)     Exhibits
--------

     None




(B)     Reports on Form 8-K
-------------------

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: November 14, 2001               By: /s/ Cary Grider
                                       --------------------
                                       Cary Grider
                                       President and CEO