Form 10KSB
period 2001-12-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2002-03-07
CIK 1140003

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-33005

                     Premier Development & Investment, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   NEVADA                              52-2312117
           ----------------------               ----------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
                    incorporation)

              504 Beebe Ct., Frederick, MD                      21703
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code: (813) 784-3442

                    Securities registered pursuant to Section
                                12(b) of the Act:

          Title of each class Name of each exchange on which registered
                                      NONE

                    Securities registered pursuant to Section
                                12(g) of the Act:

                     Common Stock, Class A, $0.001 par value
                     ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant's revenues for its fiscal year ended December 31, 2001 were $8,333.

The aggregate market value of the voting stock on February 25, 2002 (consisting of Common Stock, Class A, $0.001 par value per share) held by non-affiliates was approximately $84,426 based upon the most recent private sales price for such Common Stock on said date ($0.06). On such date, there were 5,350,000 shares of Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No


TABLE OF CONTENTS

RISK FACTORS ................................................................ 3

PART I ...................................................................... 6
     Item 1.  Description of Business ....................................... 6
     Item 2.  Description of Property ...................................... 14
     Item 3.  Legal Proceedings ............................................ 14
     Item 4.  Submission of Items to a Vote of Security Holders ............ 14

PART II  ................................................................... 14
     Item 5.  Market for Common Equity and Related Stockholder Matters ..... 14
     Item 6.  Management's Discussion and Analysis or Plan of Operation .... 15
     Item 7.  Financial Statements ......................................... 18
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 19

PART III ................................................................... 19
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act  ........... 19
     Item 10. Executive Compensation ....................................... 23
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management ................................................... 25
     Item 12. Certain Relationships and Related Transactions................ 27
     Item 13. Exhibits and Reports on Form 8-K ............................. 28

SIGNATURES ................................................................. 29

INDEX TO FINANCIAL STATEMENTS .............................................. F1

This report includes statements that are based on forecasts and intentions concerning our operations, capital requirements, economic performance and financial condition, in particular, statements regarding intended plans for future operations and expectations of future operating performance. Such statements are subject to various risks and uncertainties. Actual results may differ, and could differ materially, from those currently anticipated due to a number of factors, including those under the Risk Factors set forth below.

                                  RISK FACTORS

We are a development stage company with a limited operating history for you to evaluate our business.

     Our business was incorporated in the State of Nevada on March 29, 2001, and as a result is in the early stages of development. Because we have such a limited operating history, it is difficult to evaluate our business and future prospects. An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development. Our revenue and income potential is unproven and our business model is still emerging. If our business model does not prove to generate sufficient profits, investors may lose all of their investment.


We have incurred operating losses since the inception of our business; our future profitability is uncertain.

     As of December 31, 2001, we had limited revenues and an accumulated deficit of ($6,415). Although we achieved profitability in the fiscal quarter ending December 31, 2001, we cannot be assured of continued profitability based on our limited operations and anticipated future capital expenditures. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve and maintain continued profitability, which may never occur.


We are dependent upon our management team to fund our ongoing operations, and cannot be certain that future financing will be available to us on acceptable terms when we need it.

     We currently do not have enough working capital to satisfy our capital needs. We are currently dependent upon our management team to fund our ongoing operations. Additionally, we can give no assurances that any of our outstanding warrants will ever be exercised or that management will continue to fund our ongoing operations. This, along with the possibility of other factors and circumstances we cannot predict, may require us to seek outside financing faster than anticipated. We can give no assurances that such financing would be on acceptable terms, if available at all.


Our industry is historically seasonal.

     Our industry is historically seasonal, with sales volumes generally higher during the spring and summer months and lower in the fall and winter months. Severe weather, storms and similar conditions may impact sales volumes and prevent our business from reaching profitability, or if profitability is ever reached, fail to maintain such profitability.

Our industry is subject to many various government regulations.

     Our business is subject to various international, federal, state and local laws affecting our operations. Each unit we open must comply with various licensing requirements and regulations by a number of governmental authorities, which typically include health, safety and fire authorities in the municipality where our facility is located. The development and operation of successful facilities depends upon selecting and acquiring suitable building sites, which are subject to zoning, land use, environmental, traffic and other regulations.

     Additionally, because we anticipate a significant portion of our revenues to be generated from the sale of alcoholic beverages, we must comply with any and all regulations governing their sale. Typically this requires the proper licensing at each site (in most cases on an annual basis). Such licenses may be revoked or suspended for cause at any time. These regulations often relate to many aspects of the restaurant and bar's operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of any operational location to obtain or retain such a license would limit its ability to generate sufficient revenues to achieve profitability at that particular location, which could subsequently impact our business's overall sales volumes and ability to achieve (and if achieved, maintain) profitability.


We have anti-takeover provisions which may make it difficult to replace or remove our current management.

     Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of common stock, class B, and/or up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors may, without requiring shareholder approval, issue common stock, class B, and/or preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock, class A. The ability of our Board of Directors to issue common stock, class B, and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.


We may experience difficulties in attempting to enforce liabilities against foreign entities and non-U.S. resident persons.

     We are incorporated in the State of Nevada, but are involved in business activities outside of the United States. Some of the businesses we have partnered with, namely Tiki Hut Enterprises, Ltd., and may engage in future business with are foreign entities and their owners foreign persons. As a result, most, if not all, of their assets are located outside of the United States. In the event we needed to enforce a liability against any such entity or person, it may be difficult or impossible to serve process within the United States or to enforce any judgement(s) for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which any of these businesses may be incorporated, persons reside in or where their assets are located (i) would enforce any judgement(s) of U.S. courts obtained in actions against them based upon civil liability provisions of applicable U.S. laws or (ii) would enforce, in original actions, liabilities against them based upon these laws.

Our independent auditor's opinion contains a "going concern" qualification.

     The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. See "Independent Auditors' Report" on page F-2. The auditor notes that we remain a development stage company and that we are dependent upon our realization of a major portion of our assets (marketable securities) and our ability to meet future financing requirements which are paramount to the success of our future operations. We believe we are taking the steps necessary towards implementing our business plan and are working towards generating sufficient financing and revenues that will lead to the elimination of such qualification from our audited statements. However, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated or sustained in the future.


Our common stock is subject to the penny stock rules.

     Because there is no current market established for our common stock, we are subject to the penny stock rules. The SEC has adopted a set of rules called the penny stock rules that regulate broker-dealer securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information regarding transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with other information. The penny stock rules require that prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. If a market ever does develop for our common stock, and it should remain subject to the penny stock rules, investors in our common stock may find it more difficult to sell their common stock.

FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors set forth in this report. You should not place undue reliance on the forward-looking statements in this report, which speak only as to the date the statement is made.

     Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition or operating results. In such case, the trading price of our common stock, if a market should ever develop, could decline and you may lose part or all of your investment. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

PART I

Item 1. Description of Business

Overview

     We are a holding company involved in the development and operation of theme-based restaurant and bar properties. We were incorporated in the state of Nevada on March 29, 2001 and are currently a development stage company.


Our Business Strategy

     Our objective is to develop - either internally or through joint ventures and other similar partnership agreements - theme-based restaurant and bar concepts that may be expanded into full-fledged chains or franchise opportunities. By co-developing restaurant and bar properties in this manner we will be able to:

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

     To achieve our objectives, we have developed the following focal points and strategies we anticipate implementing in our future ventures:

     Create a Fun, Energetic, Destination Drinking and Dining Experience. We wish to create and promote a fun, irreverent and socially interactive atmosphere. We intend to accomplish this by utilizing unique restaurant and bar layouts, featuring both well-known and up-and-coming live entertainment performers, including local and nationally known acts, and generating a festive atmosphere which should make our restaurants and bars fun and entertaining to our guests. We believe that if we are successful at achieving this goal, that customers will seek out our restaurants and bars for a wide variety of drinking and dining occasions, including weekend evenings, business occasions, social get-togethers with friends and family members, and regular after-work happy hours and weeknight dining.

     Distinctive Theme-Based Concepts. With each restaurant and bar venture we participate in we wish to create a unique theme-based experience for our guests centered around our full bar service, dining offerings and daily entertainment. The theme will be carried throughout our guests' entire visit and will involve all aspects of the experience, including the exterior design of the building, interior layout and decorum, employee greetings and uniforms, specialty drinks and menu items, and souvenirs unique to that particular theme.

     Comfortable Adult Atmosphere. Each restaurant and bar that we open will be primarily adult orientated. While children will be welcomed during daytime hours as long as they are accompanied by a responsible adult at all times during their visit, no one under 21 years of age (or the minimum legal drinking age as established by statute) will be allowed into our properties after 10pm local time. We believe that this policy will help maintain a fun and relaxed atmosphere that appeals to adult guests, and will help attract groups such as private parties and business organizations.

     High Standard of Guest Service. We intend to foster a passionate culture of guest service among our employees, ranging from the general manager to the greeters, through intense training, constant monitoring and emphasizing consideration of our guests first and foremost in all decisions. From the moment a guest walks into the front door, we want our guests to experience a high level of guest service provided by a knowledgeable, energetic staff. Bar tenders will be required to be able to free pour simultaneously from multiple liquor bottles and perform "flare" techniques (flipping, tossing and twirling of liquor bottles) for our guests' entertainment; greeters and servers will be required to introduce guests to the theme-based concept, explain the drink and entree menus, and generally set the stage for a fun and unique experience for them at our theme-based restaurant and bar.

     Pursue Disciplined Restaurant and bar Growth. Our management team intends to grow our company through consistent, disciplined expansion of our theme-based restaurants and bars. Through disciplined growth we will be able to better monitor new restaurant and bar openings and make sure that our guests have a positive experience and leave wanting to return again soon.

     Provide Superior Drinking and Dining Value. We believe that our theme-based restaurants and bars should provide our guests with interesting, high quality drinks and entrees. Each theme-based restaurant and bar will serve a unique variety of original drinks, some available in take home souvenir glasses, and generously portioned original entrees - each designed to perpetuate and immerse the guest in the restaurant and bar's theme concept. It is our goal to generate a US$25 average check per guest, inclusive of food and drinks.

Our Industry Overview

     In the United States, consumers are drinking and eating at restaurants and bars at ever increasing rates. According to the Department of Commerce, the restaurant industry generates approximately $257 billion in annual sales, an amount that represents roughly 35% of total consumer food expenditures.

     The restaurant industry is comprised of four basic segments: fast food, mid-scale, casual dining and fine dining. The industry itself is highly fragmented by the presence of thousands of independent "mom and pop" operators and small chains. We estimate that chain stores control approximately 61% of the fast food segment while controlling only about 22% of the other three segments combined. As such, we believe that operators of strong concepts, including our theme-based concepts, should be able to continue increasing their overall market share, especially in the casual dining segment.

     Casual dining is the fastest growing segment of the restaurant industry. According to the National Restaurant Association, sales in this segment increased at a 6.9% annual compound growth rate throughout the 1990s, and are estimated at $44 billion annually. We believe that this segment of the restaurant industry will continue to benefit from current demographic trends, most notably a maturing baby-boomer population. The baby-boomers, or adults aged 37-55, tend to eat out more than the generations before them. Should this demographic trend continue, as they age so might their frequency for eating out. Another growing trend that we believe will contribute to further increases in casual dining is the two-income family, which may lead to more discretionary income but less discretionary time for cooking and cleaning at home.

     In addition to consumers eating out more frequently, they are also drinking more than ever outside of their homes. According to Adams Business Media, a market research group, alcohol sales at restaurants and bars topped $61 billion in 2000, an all-time high. We believe this is statistically important because most drinks are typically marked up between 500% to 800%, which is about double the typical drink markup only four years ago. Should this trend continue, and we believe it will, sales of alcohol may become an increasingly more significant contributor to our overall sales and, possibly, the most significant contributing factor to our net income.


Coconut Grove Group, Ltd. Joint Venture

     On July 30, 2001, we entered into a joint venture agreement with Tiki Hut Enterprises, Ltd. ("Tiki Hut"), a private developer of restaurants and bars, for the formation of Coconut Grove Group, Ltd. ("CG Group"). Tiki Hut's headquarters and primary assets, which consist of commercial real estate, are based on the island of Abaco, Bahamas where it owns and operates a casual island bar called The Sand Bar.

     CG Group is a joint venture that is 20% owned by us and 80% owned by Tiki Hut. CG Group's headquarters and primary assets are to be located and based in Grand Cayman, Cayman Islands. CG Group's purpose is to develop, design, finance and fund, construct and operate a chain of theme-based casual dining restaurants and bars under the trade name Coconut Grove Grille and Blue Water Bar ("Coconut Grove") in and around major tourist destinations throughout the Caribbean Sea and major U.S. cities.

     Coconut Grove is a theme-based restaurant and bar concept currently under development. Presently there are no operating units nor are any units currently under construction. We anticipate construction on the first unit will commence in the Summer of 2002 with the grand opening of the first unit in the Fall of 2002.

     CG Group is initially being capitalized with a US$3,000,000 cash investment from Tiki Hut and an investment by us of 1,000,000 restricted shares of our common stock. Neither Tiki Hut nor us are under any obligations to make any additional capital contributions.

     Our investment and ownership in CG Group will be valued on our balance sheet at US$60,000. As the investment in CG Group represents 20% ownership in CG Group, and because we cannot exercise significant influence over the Policy Committee of CG Group, our investment will be accounted for using the cost method of accounting. Therefore, income will only be recognized to the extend that dividends are received.

     We are the Managing Partner of CG Group and will supervise the construction of each Coconut Grove unit and oversee CG Group's day-to-day operations, including handling the basic accounting, inventory and reporting quarterly results to CG Group's Policy Committee - similar in nature to a typical corporation's Board of Directors - which we are members of and have one vote in all voting matters. We will be responsible for implementing our "Business Strategies" and "Operations and Management" philosophies within CG Group and maintaining them within its developing culture.

     In exchange for being the Managing Partner, we shall receive a separate management fee in addition to our share of CG Group's net profits. This management fee is two-percent (2%) of CG Group's net profits, or $5,000 per fiscal quarter, whichever is greater. Our management fee is not to be less than

$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by CG Group.

     We estimate that each Coconut Grove unit will cost approximately $1.3 million to construct/build-out, non-inclusive of land or lease expenses. As such, based on the initial cash-based capital contributions to CG Group, we believe CG Group will be able to open two operating units without requiring any additional financing. Depending on the future market value, if a market ever develops, of the common stock we contributed to CG Group, it may be possible for CG Group to open one or more additional units without requiring further financing. Additionally, CG Group will retain thirty-five percent (35%) of all net operating profits for future expansion and growth. The remaining net profits will be distributed to the joint venture partners based on their respective ownership percentages.

     The Coconut Grove concept will center around a casual, open-aired Caribbean-themed restaurant and bar which will offer guests a distinctive and relaxing island drinking and dining experience. Central to each Coconut Grove will be a large outside deck and patio area where guests can relax and enjoy their drinks and food while overlooking a beautiful waterfront view. Integrated into the deck and patio area will be a free standing tiki bar, stage area for live performances and dancing, and a small swimming pool to accommodate approximately a dozen swim-up barstools.

     The restaurant aspect of Coconut Grove will feature a two-story open-aired Caribbean styled building integrating a thatched roof and rich woods. Coconut Grove's inside restaurant bar will utilize the full two-story ceiling of the building to prominently feature a large life-like palm tree, complete with simulated indoor afternoon rain showers (simulated rain falls from the ceiling into special cisterns located in the floor). Also prominently featured inside the restaurant will be an open-aired kitchen and glass encased wine cellar capable of storing 3,000 bottles of wine in a climate controlled enviornment.

     Beginning in the late morning, Coconut Grove's outside tiki bar and patio will open to the public serving drinks and light lunch fares. During happy hour (typically 4pm - 7pm, Monday through Friday), Coconut Grove will offer guests a free hors d'oeuvres buffet on the outside patio while a live steel drum band entertains guests. The inside restaurant will open at 5pm local time for dinner, except on Sunday when the restaurant will open at 11am for lunch.

     Later in the evening, after the sun sets, the outside patio will be lit with natural light from real tiki torches while live performers - some local and some headliners who are on tour or invited to perform - will perform for the guests' entertainment. Guests will be encouraged to stay for drinking and dancing to the live music long after the restaurant closes.

     Coconut Grove's drink menu will feature original specialty drinks such as the Sunset Margarita and the Blue Stingray. Each specialty drink will be available in its own unique souvenir glass, mug or shot glass. Coconut Grove's dinner menu will feature a variety of hand-cut aged Certified Angus steaks and prime rib, fresh seafood and other Caribbean-styled entrees with prices starting at US$14. In addition, Coconut Grove will feature an extensive list of wines from around the world to complement any meal or occasion.

     Further complementing Coconut Grove's drink and culinary offerings, Coconut Grove will offer its own line of beach and sports wear and related souvenirs. These will be marketed primarily to the tourist guest.

     We have conducted extensive due diligence on the demographics, including tourism and local economic trends, of the Caribbean nations and have selected Grand Cayman, Cayman Islands to be the site for our first Coconut Grove. We anticipate commencing construction/build-out on the first Coconut Grove in the Spring of 2002 with its grand opening slated for the Fall of 2002 just prior to the peak tourist season (mid-December through May). The first Coconut Grove will be situated somewhere within the commercial area of Seven Mile Beach.

     Grand Cayman is one of the most popular tourist destinations in the Caribbean. It's Seven Mile Beach is rated one of the top beaches in the world, plus the Cayman Islands are renowned worldwide for their SCUBA diving. These attractions, among others, plus an extensive number of retailing store and franchises catering to buyers of luxury goods have made Grand Cayman one of the most frequented ports of call in the Caribbean for cruise ships.

     Complementing its tourism industry, Grand Cayman's stable government and tax-free economy have helped make it home to more than 800 banks, including 48 of the world's largest banks. According to a report by Barclay's Bank, Grand Cayman is now the world's fifth largest banking center only behind London, Tokyo, New York and Hong Kong.

     In addition to its burgeoning tourism and banking industries, Grand Cayman is home to approximately 40,000 residents. According to government figures, of those 40,000 residents, about 16,000 of them are immigrants from more than 113 different countries with the greatest numbers coming from Jamaica, the United States, Canada and the United Kingdom. Additionally, Grand Cayman residents enjoy one of the highest standards of living and per capita incomes in the Western Hemisphere.

     Following the grand opening of the Grand Cayman located Coconut Grove, we will look to add new locations in similar resort destinations and major U.S. cities at a rate of two new openings per year for the first three years. We intend to follow this disciplined, controlled development with the potential to accelerate development over the next several years.

     Presently we are working with a real estate consultant to evaluate prospective retail locations and possible building sites for our Grand Cayman located Coconut Grove. We anticipate locating and securing a site no later than the end of the fourth quarter of fiscal 2001.

     Additionally, we have made significant progress on the planning and operational details, including the preparation of blue line drafts of the floor and kitchen layouts adhering to applicable building codes, working on interior and exterior design specifics, created preliminary menus based on original recipes (some members of our Advisory Board are working on creating new recipes daily), and begun developing training manuals and procedures as well as creating the necessary standard operating proceeds (SOPs) manuals.

Operations and Management

     Our ability to effectively manage an operation including high volume restaurants and bars, some with live entertainment offerings, is critical to our overall success. In order to maintain quality and consistency at each of our restaurant and bar properties we must carefully train and properly supervise our personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and maintenance of the facilities. Our current executive officers are capable of overseeing our planned growth over the two years. While staffing levels will vary from property to property, we anticipate our typical restaurant and bar property management staff to be comprised of a general manager, two assistant general managers, a kitchen manager, an assistant kitchen manager, a bar manager, and two assistant bar managers.

     Recruiting. We will actively recruit and select individuals who share our passion for guest service. Our selection process includes testing and multiple interviews to aid in the selection of new employees, regardless of their prospective position. We have developed a competitive compensation plan for restaurant and bar management that includes a base salary, bonuses for achieving performance objectives, and incentive stock options. In addition, all employees are entitled to discount meals at any of our restaurants and bars.

     Training. We believe that proper training is the key to exceptional guest services. Each new management hire will go through a 12-week training program, which will include cross-training in all management duties. All non-management new hires will go through a two-week training program where they will learn all of our drink and food offerings, operational procedures and our point-of-sale
(POS) computer system.

     Management Information Systems (MIS). Each restaurant and bar property will be equipped with a variety of integrated management information systems. These systems will include an easy-to-use point-of-sale (POS) computer system which facilitates the movement of guest food and beverage orders between the guest areas and bar operations, kitchen operations, controls cash, handles credit card authorizations, keeps track of sales on a per employee basis for incentive awards purposes, and provides on-site and executive level management with revenue and inventory data. Additionally, we intend to implement a centralized accounting system that will include a food cost program and a labor scheduling and tracking program. Physical inventories of food and beverage items will be performed on a weekly basis. Furthermore, daily, weekly and monthly financial information will be provided to executive level management for analysis and comparison to our budget and to comparable restaurants and bars.
By closely monitoring restaurant and bar sales, cost of sales, labor and other cost trends we will be better able to control our costs and inventory levels, and identify problems with individual operations, if any, early on.

     Secret Shopper. Because we believe exceptional guest services are paramount to our success, we intend to use a "secret shopper" program to monitor our quality control at all of our restaurants and bars. Secret shoppers are independent persons who test our food, beverage and service as customers without the knowledge of restaurant and bar management or personnel on a periodic basis and report their findings to our executive level management.

Marketing, Advertising and Promotion

     Our marketing strategy is aimed at attracting new guests to our restaurants and bars through both traditional and more creative avenues. We focus on building a reputation among local guests (those living within a 20 to 30 mile radius), attracting out-of-towners and tourists, and hosting special events for corporate and special occasion purposes. This is accomplished through:

     - pre-opening publicity;

     - traditional paid advertising;

     - building a community presence; and

     - free media exposure.

     When opening a new restaurant and bar property, we intend to hire a local public relations firm to assist us in establishing and sustaining our new operation. Such events would include pre-opening parties for local leaders, such as civic and media personalities, and hospitality industry leaders, such as key resort and hotel staff, meeting planners, and convention and visitors bureau representatives.

     We then will sustain our restaurant and bar awareness through traditional paid advertising outlets which includes radio and television spots, newspaper and magazine ads, billboards, direct mailings, and hotel concierge cards. Additionally, selective media spots will be purchased to advertise well-known headline performance acts when they are scheduled to perform at one of our restaurant and bar locations.

     Furthering our promotional activities, we will establish relationships with area businesses and residents by participating in high-profile events, festivals and sporting events.

     And lastly, one of the most important aspects of our marketing strategy: we intend to generate "word of mouth" referrals. This will be accomplished through guests leaving after having an exceptional visit to one of our establishments, through passive advertising from the wearing or use of our clothing and souvenirs sold at some locations, and delivering sample items and free offers to drive-time radio personalities and morning television hosts. The anticipated result will be earning free media exposure and invitations for return engagements such as our pre-opening parties.

     While we do not have a fixed budget for marketing, we do not intend to spend more than 3% of revenues on marketing and promotion.

Competition

     The restaurant and bar industry is intensely competitive. We compete on the basis of taste, quality, price of drinks and food, guest service, location, ambiance, and ultimately, the overall drinking and dining experience of our guests. We compete against many well established competitors with substantially greater financial resources and a longer history of operations than we do.
These competitors' resources and market presence may provide them with advantages in marketing, purchasing and negotiating prices and leases. Furthermore, not only do we compete with other restaurants and bars for sites, but we compete with other retail establishments. Changes in consumer tastes, economic conditions, demographic trends and the location and number of, and type of drinks and food served by, competing restaurants and bars could adversely affect our business as could the unavailability of experienced management and hourly employees.

Employees

     As of March 1, 2002, we had one full-time employee.

     None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be very good.

Properties

     One of our directors currently provides us with approximately 500 square feet of office space free of charge in a building he owns. He has no plans to begin charging us a rent within the next year for the usage of this space.

Intellectual Property

     We currently do not own any trademarks or servicemarks. The terms "Coconut Grove Grille & Blue Water Bar", "Sunset Margarita" and "Blue Stingray" mentioned in this prospectus are trademarks and servicemarks belonging to CG Group. As we grow and develop additional theme-based concepts, we intend to register their respective trademarks and servicemarks with the United States Patent and Trademark Office.

Government Regulations

     Our planned restaurants and bars will be subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and bars. These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and alcoholic beverages. Our facilities must be licensed and subject to regulation under state and local fire, health and safety codes.

     Each of our restaurants and bars will be required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in some certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants and bars, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or to retain a liquor license in a particular location could adversely affect that restaurant and bar and our ability to obtain such a license elsewhere.

     We may become subject to "dram-shop" statues in various states which we may open or operate a restaurant and bar. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We intend to purchase liability insurance for protection against such potential liabilities that is consistent with coverage carried by other competitors in the restaurant and bar industry. However, even with such insurance coverage, a judgement against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

     Our operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Significant numbers of future hourly personnel at our restaurants and bars will be paid at rates related to the federal or state mandated minimum wage and, accordingly, increases in the minimum wage will increase our labor costs. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect us as well as the restaurant and bar industry in general. We are also subject to the Americans With Disabilities Act of 1990, which, among other things, may require certain renovations to our future properties to meet federally mandated requirements. The cost of such renovations, if any, is not expected to materially affect us or our operations.


Item 2.  Description of Property

     One of our directors currently provides us with approximately 500 square feet of office space free of charge in a building he owns. He has no plans to begin charging us a rent within the next year for the usage of this space.

Item 3.  Legal Proceedings

     There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Although the shares of our common stock are publicly held, there has been no trading market for these shares of common stock. Eventually we intend to submit an application to have our common stock listed on the OTC Electronic Bulletin Board market under the proposed trading symbol "PRDI." However, because there has never been a market for our common stock, we can give no assurance, if we are successful at obtaining a listing for our common stock, that a liquid and active market will ever develop, or if developed, that it will be sustained.

     Furthermore, the initial trading price of our common stock, if it is approved for trading, will be determined by the negotiation between ourselves and the initial market maker posting bid and ask quotations for our common stock, and will not necessarily bear any direct relationship to our assets, earnings, book value or other generally accepted criteria of value.

     As of February 25, 2002, we had approximately 57 stockholders of record. This does not include stockholders who might be holding common stock in their accounts at broker-dealers.

     We have never declared or paid cash dividends. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.

     The remainder of information required by this item relating to Recent Sales of Unregistered Securities is incorporated herein by reference to our Amendment No. 5 to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2001 and Form 10-QSB filed with the Commission on November 14, 2001.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under " Risk Factors" and elsewhere in this Annual Report.

Overview

     We are a developer and operator of theme-based restaurants and bars. Since our inception on March 29, 2001, we have operated as a development stage company.

Results of Operations

     For the ease of reference, we refer to the period of March 29, 2001 (inception) through December 31, 2001 as fiscal 2001 or the fiscal year ended December 31, 2001. Subsequently, our present fiscal year, also referenced as fiscal 2002, ends on December 31, 2002.

Revenues

     For the fiscal year ended on December 31, 2001, we generated sales of $8,333. These revenues were generated entirely from management fees associated with being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us. We anticipate generating a minimum of $20,000 in management fees from this joint venture project during the course of fiscal 2002.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and director fees, and totaled $14,308 for the fiscal year ended December 31, 2001. Of these operating expenses, $3,710 were paid with cash, $3,398 were paid for through the issuance of our common stock and $7,200 were donated by our executive officers.

     Other Expenses. We experienced a decline in the value of our holdings of marketable securities which consist of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH). The shares of Inform Worldwide were quoted at $0.46 a share on June 30, 2001, which represented a ($440), or (1.9%), decline from our acquisition price of $23,440, or $0.4688 per share of IWWH acquired, on March 31, 2001. This decline in Inform Worldwide share value was recorded as an unrealized loss on our statement of operations.

Net Loss

     We experienced a net loss of ($6,415), or NIL per share, for the fiscal year ended December 31, 2001. This loss was attributed primarily through our initial operating expenses and unrealized loss on marketable securities.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash provided by operating activities for the fiscal year ended December 31, 2001 was $6,123.

     As of December 31, 2001, we had current assets consisting of $6,123 in cash or cash equivalents and marketable securities consisting of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH) valued at $23,000, and $375 in prepaid consulting and director fees. We anticipate selling a significant portion, if not all, of our Inform Worldwide holdings during fiscal 2002. The amount of the net proceeds we will receive from the sales of these marketable securities cannot be predicted at this time.


     As of December 31, 2001 we had other assets comprised of a $60,000 investment in our joint venture project and $9,021 of deferred offering costs associated with a public offering of our securities.

     As of December 31, 2001, we had no liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2002.


Plan of Operation

General

     We are a development stage company in the early stages of conducting operations. Our plan of operation is to invest in and develop a series of theme-based restaurant and bar properties that can evolve into stand alone chains or franchise opportunities. Because we have limited investment capital and restricted access to capital markets, our strategy for initial operations is to develop new restaurant and bar concepts through joint ventures, equity investments or partnership agreements.

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

Early Capitalization

     On March 31, 2001, one of our consultants, Stag Financial Group, Inc., negotiated an equity exchange between ourselves and two investors in a third party company, Inform World Wide Holdings, Inc. ("Inform"). Inform is publicly listed on the OTC Bulletin Board under the trading symbol IWWH. Under the terms of the exchange, we received an aggregate of 50,000 shares of restricted Inform common stock in exchange for an aggregate of 350,000 restricted shares of our common stock, class A, and 500,000 warrants exercisable into shares of our common stock, class A, at an exercise price of $4.00 per share: the first investor, Tin Hong Trading Company, transferred 20,300 shares of Inform common stock to us in exchange for 142,100 shares of our common stock and 203,000 warrants; and the second investor, Olympus Imports & Exports, Ltd., transferred 29,700 shares of Inform common stock to us in exchange for 207,900 shares of our common stock and 297,000 warrants. Our shares of Inform common stock became unrestricted on December 18, 2001.

     The purpose of this stock exchange was to provide some capitalization to our developing business and enhance our overall balance sheet. At the time of the transaction we had no assets and no book value. Upon the conclusion of the transaction we had gained assets valued at $23,440, giving us a positive book value and enhancing our overall appeal to prospective investors and joint venture partners.

     We booked our holdings in Inform at $23,440; Tin Hong Trading Company's equity in us was valued at $9,517 and Olympus Imports & Exports, Ltd's equity in us was valued at $13,923. Long-term this equity exchange should benefit us in our future efforts to attract outside debt and/or equity financing to grow our business. This stock exchange also benefited both investors by providing them with an avenue to diversify a small portion of their holdings in Inform.

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

     We are the Managing Partner of this joint venture and, as such, are to receive a management fee in addition to our share in the joint venture's net profits. Our separate management fee is to be two-percent (2%) of the joint venture's net profits, or US$5,000 per fiscal quarter, whichever is greater.
Our management fee is not to aggregate less than US$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by the joint venture. Because we do not anticipate the joint venture to begin generating material revenues and net profits until at least the Fall of fiscal 2002, we anticipate generating management fees of $5,000 per fiscal quarter throughout fiscal 2002, or until the joint venture achieves material revenues and net profits.

Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand our Board of Directors and/or Advisory Board. However, none of the members of our Board of Directors or Advisory Board receives a cash salary or cash benefits, nor do we have any plans to begin paying cash salaries or cash benefits to our Board of Directors or Advisory Board members.

     We believe that the current efforts from our existing executive officers, supported by our Board of Directors, outside consultants and Advisory Board members, will prove satisfactory in enabling us to achieve our current plans of operation and administering our current obligations as the Managing Partner of our Coconut Grove Group, Ltd. joint venture project.

Property and Equipment

     We do not foresee any immediate needs to purchase or lease any new or additional facilities, property or equipment. We anticipate that any new property or equipment requirements will be commensurate with new business developments and subsequent funding and will therefore have a minimal, if any, impact on our then existing cash flows and/or working capital levels.

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

     For the fiscal year ended December 31, 2001, we were cash flow positive. During fiscal 2001 we generated $6,123 in positive cash flow. We anticipate on generating increasing revenues from both management fees and consulting efforts which, in turn, should lead to improvements to our limited cash flows. We caution the reader, however, that despite currently being cash flow positive, any moderate increase in expenses without commensurate increases in revenues could cause us to become cash flow negative.

     Additionally, our officers and directors (Cary Grider, Victoria Carlton and Eric Boyer) have entered into a verbal agreement between themselves to support our business and provide it with adequate capital on an as needed basis. We anticipate that our officers and directors will be required to provide up to a maximum of $80,000 before we begin generating a sufficient cash flow to continue as a going concern and move beyond being a development stage corporation. Any and all advances made by our officers and directors will be unsecured and non-interest bearing.

     However, if (i) we do not generate enough revenues from our early stage operations (ii) or the future sales of our marketable securities fail to generate sufficient net proceeds (iii) or an insufficient number of our warrants are exercised, singularly or altogether, it may prevent us from further executing our business plan and cause us to seek additional sources of funding. While we are in discussions with accredited lenders and investors, we have not yet secured any secondary sources of funding. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general unease in the equities market and the limited availability of venture capital financing sources. We cannot assure you that financing will be available and, if available to us, in amounts or on terms acceptable to us in the future.


Item 7.  Financial Statements

     The information required by this item is presented as a separate section commencing on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On June 2, 2001, we engaged Baumann, Raymondo & Company, PA, as our independent public accountants. Prior to this engagement we had no independent public accountant.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers and key management personnel, including their ages and respective positions as of February 25, 2002, are as follows:

                                                                      Director
       Name          Age    Position                                   Since
       ----          ---    --------                                  --------
Cary Grider          34     Co-Founder, President, Chief Executive     2001
                                      Officer and Director

Victoria Carlton     26     Co-Founder, Director, Treasurer and        2001
                                      Secretary

Eric  Boyer          32     Co-Founder and Director                    2001


     Our Board of Directors is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each of our directors and executive officers. There is no family relationship between any director or executive officer.

CARY GRIDER is one of our co-founders and has served has our President, Chief Executive Officer and Chairman of the Board since our inception in March 2001. Mr. Grider has over 15 years experience in the food and beverage industry. He is concurrently the General Manager of Metro, a large live music venue located on Sixth Street in Austin, Texas. Prior to joining Metro in December 2001, Mr. Grider served as the General Manage to Lucy's Retired Surfer's Bar on Sixth Street in Austin, Texas, a local bar featuring nightly live music from both local and national bands. Mr. Grider joined Lucy's in December 1998 as the Bar Manager and was promoted to General Manager in March 1999. As General Manager, Mr. Grider increased gross sales by more than 200% while cutting liquor costs by over 57%. He has also developed and implemented an inventory system and a weekly sales system for all alcoholic and non-alcoholic items aimed at achieving specific weekly sales goals. Mr. Grider is also responsible for all promotional activities, including interfacing with liquor and beer, television and radio representatives. Prior to joining Lucy's, Mr. Grider worked from January of 1994 to March 1998 at T.G.I. Friday's as a manager and bartender. At T.G.I. Friday's he was responsible for providing service to the patrons while creating a fun and safe work environment for everyone, maintaining a level of working trust between management and the general staff, and overseeing the ordering of liquor and inventory maintenance. Prior to getting involved at a management level in the food and beverage industry, Mr. Grider worked as an Art Director as Trans Texas Printing, Inc from January 1992 through August 1993. At Trans Texas Printing, Mr. Grider was responsible for the creative needs of the clients, overseeing all original artwork generated from his department, and making sure weekly press run deadlines were met. Mr. Grider has Bachelors of Fine Arts in Design from Stephen F. Austin University in Austin, Texas and a Bachelors of Fine Arts in Electronic Design and Media from the University of Texas in Austin, Texas.

VICTORIA CARLTON is one of our co-founders and has served as a Director, Treasurer and Secretary since our inception in March 2001. Ms. Carlton currently works full-time at the Company. Prior to joining the Company full-time in November 2001 she served as Human Resources Coordinator for Theochem Corporation, an international chemical company located in Tampa, Florida. She joined Theochem in April 2001 where her duties include processing all applicants, advertising, screening and interviewing for open positions, as well as conducting orientation for all new hires and disseminating benefits information. Prior to her current position, she worked for IBM from June 1997 through June 2000 where she worked with the Global Services and eBusiness development teams on the Y2K eBusiness Customer Readiness Project helping clients upgrade their systems for Year 2000 compliance issues. Prior to joining IBM, Ms. Carlton worked in retail as a manager at Linen Supermarket. Ms. Carlton attended the University of South Florida in Tampa, Florida.

ERIC BOYER is one of our co-founders and has served as a Director since our inception in March 2001. Mr. Boyer has more than 12 years experience in the advertising and television industry. He currently is a partner and Senior Editor at Prism Digital Post, a company he help co-found in March 2000 in Alexandria, Virginia. Mr. Boyer's creativity has been utilized in many national advertising and market campaigns, and can still be seen today. Mr. Boyer's duties include editing and creative input on all phases of production. He also has approval of all new purchases and installation of equipment. Prior clients include Choice Hotels, Arby's, Southwest Airlines, Southwestern Bell, Bell Atlantic, Ponderosa Restaurants, Texas and Maryland tourism departments, and a broad spectrum of political races around the country. Mr. Boyer also does some subcontracting work for the major networks for special events across the country such as O's TV (Baltimore Orioles special programming), Presidential Inaugurals for NBC, and the Antiques Road Show on the Public Broadcast System
(PBS). Before co-founding Prism, Mr. Boyer worked as a freelance editor through a temporary agency for broadcast and production professionals called the International Creative Alliance (ICA), which he is still a member. As a freelance editor he traveled the country editing and training people on equipment usage. Prior to his freelance work, Mr. Boyer worked as a senior editor at 501 Group in Austin, Texas between February 1997 and February 1999.


ADVISORY BOARD

     Our Advisory Board members provide our Board of Directors and executive officers with strategic guidance in general management, sales and marketing, and the food and beverage industry. Members of our Advisory Board are not eligible to vote in any voting matters brought before our Board of Directors. Our Advisory Board members and their backgrounds are:

General Management Guidance

ANDREW JONES has been a member of our Advisory Board since May 2001. He is currently the Director of Sales for Affordable Access, Inc. ("AAI"), a Texas legal services plan corporation with members throughout the state of Texas. AAI plans to begin operations in other states in 2002 and rapidly become a strong force throughout the United States in the legal services plan industry. Mr. Jones is also the 2001-2002 President-elect and Director and 2000-2001 Secretary of the North Dallas Bar Association. Mr. Jones serves as a member of the Board of Directors at Stag Financial Group, Inc. Mr. Jones holds the degree of Bachelor of Arts in Government from the University of Texas at Austin and the degree of Juris Doctorate from the Baylor University School of Law. Mr. Jones is licensed to practice law by the Supreme Court of Texas and has been admitted to federal practice in the United States District Court for the Northern District of Texas.

ADON SITRA has been a member of our Advisory Board since May 2001. Mr. Sitra has over thirty years experience in commercial real estate analysis, development and brokerage. Mr. Sitra founded Sitra Corp. in 1980 and has retained sole ownership since its inception. Mr. Sitra acquired, developed and managed over $14,000,000 of real estate for his company and select investors during the 1980s. He was selected to the Chamber of Commerce's V.I.P. List and Business Leaders List in Austin, Texas. In 1991 Mr. Sitra expanded Sitra Corp. to include Employee Benefits, which now operates as an independent profitable division. Mr. Sitra holds a B.B.A. from Texas Christian University in Fort Worth, Texas. Additionally, Mr. Sitra is the father of J. Scott Sitra who is the controlling person of Stag Financial Group, Inc., an entity that beneficially owns 23% of our business.


Sales and Marketing Guidance

AL DELISLE has been a member of our Advisory Board since May 2001. Mr. Delisle has over 10 years experience in channel sales management of value added resellers and system integrators within the IT industry. He currently works as an independent Business Development consultant. Prior to his current position he co-founded in August 1997 Inform Worldwide Holdings, Inc. (OTC: IWWH), formerly Anything Internet Corporation. At Inform Worldwide he served as a director and Channel Development Manager. He was also responsible for assisting Inform Worldwide develop an effective investor relations program. Mr. Delisle left Inform Worldwide in early July 2001 to become an independent consultant. Prior to co-founding Inform Worldwide, Mr. Delisle worked at a variety of positions for Tech Data Corporation, the second largest wholesale distributor of IT productions and solutions in the United States. Mr. Delisle currently serves as a member of the Board of Directors for Web-Designs.net, Inc. and Stag Financial Group, Inc. Mr. Delisle holds a Bachelor of Science Degree in Business Administration from Babson College and a Certificate in Strategies for E-Business Success from the Management Development Institute at Eckerd College in St. Petersburg, Florida.

JULIE LOGAN has been a member of our Advisory Board since May 2001. Miss Logan is an interior design consultant specializing in the selection and integration of fabrics, furniture, and floor and wall coverings. She currently works for KBK Enterprises, Inc., an interior decorating showroom firm in Tampa, Florida. Miss Logan also performs volunteer services for the Salvation Army where she assists with the interior design work of homes for the homeless and unadoptable children. Miss Logan is a current member of the American Society of Interior Designers (ASID), an interior design professional organization. Miss Logan studied at the International Academy of Design and Technology in Tampa, Florida.

Food and Beverage Industry Guidance

JOHN FLOYD has been a member of our Advisory Board since May 2001. Mr. Floyd has more than 16 years experience in the food and beverage industry. Mr. Floyd currently works as a consultant assisting in the pre-opening, grand opening and post-opening operational phases of upscale restaurants and night clubs. Prior to his current business pursuits, Mr. Floyd worked for six years in front-line customer service positions, managing staffs, managers, and assuring profitability through detailed business operations. He also has developed and implemented various operational systems, staff and manager training programs, and manuals for a wide range of environments and dynamics. Mr. Floyd attended the School of Business and Accounting at the University of Texas in Austin, Texas.

JOEL MUNGUIA has been a member of our Advisory Board since May 2001. Mr. Munguia has over ten years experience in the restaurant and bar industry. He currently is the Texas Area Food Tech and National Back of the House Coordinator for Carrabba's Italian Grill. He is directly responsible for the administration and oversight of 12 Carrabba's kitchen management teams in the state of Texas. Mr. Munguia is also responsible for the logistics, pre- and post-opening training programs, and establishment of the kitchen and related staff and management personnel for new Carrabba's locations. Prior to joining Carrabba's in 1995, Mr. Munguia worked at Tony Roma's Rib House.

JAY HEPP has been a member of the Advisory Board since May 2001. Mr. Hepp has over 12 years experience in the food and beverage industry. He is currently responsible for all aspects of the bar for the Tampa Ale House located in Tampa, Florida. Prior to his employment at the Tampa Ale House, Mr. Hepp was the bar manager at Rio Bravo in charge of inventory ordering, minimizing liquor costs, writing schedules and training bar personnel. Prior to his working at Rio Bravo, Mr. Hepp worked for over four years at Apple Bee's Neighborhood Restaurant and bar as a bartender and bar trainer. Mr. Hepp attended St. Petersburg Junior College in Clearwater, Florida.

TIMOTHY SWYHART has been a member of our Advisory Board since May 2001. Mr. Swyhart has over 18 years experience in the food and beverage industry. He is responsible for the grand opening and management training of several international franchise restaurants. Prior to his international efforts, Mr. Swyhart worked 12 years domestically as a general manager for the corporate chains T.G.I. Friday's and Chili's, Bennigan's and Sam Hill's Waterfront Bar and Grill. Mr. Swyhart earned his B.S. in Business Management from Western Kentucky University where he played college football and was the member in charge of recruitment of the Lambda Chi Alpha fraternity.


COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors presently does not have any active committees.


DIRECTOR COMPENSATION

     Each of our directors received 500,000 shares of our common stock and options to purchase an additional 250,000 shares of our common stock at an exercise price of $0.05 a share. These stock options vested immediately. Additionally, we reimburse our directors for travel and lodging expenses associated with their attendance of Board meetings.


ADVISORY BOARD COMPENSATION

     Each member of our Advisory Board received options to purchase 15,000 shares of our common stock at an exercise price of $2.00. These stock options vested immediately.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2001 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2001, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.


Item 10.  Executive Compensation

The following table sets forth the compensation paid during the fiscal year ending December 31, 2001, which includes all compensation paid since our inception on March 29, 2001 to our Chief Executive Officer and each of our other executive officers and directors. No person has received compensation equal to or exceeding $100,000 nor have any bonuses been awarded since our inception on March 29, 2001. Furthermore, we do not foresee paying any of our executive officers or directors any type of cash compensation during the current fiscal year.


                                Annual Compensation           Awards           Payouts
                                -------------------           ------           -------
                                               Other               Securities             All
                                              Annual   Restricted  Underlying            Other
Name and                                      Compen-    Stock      Options/    LTIP     Compen-
Principal                    Salary    Bonus  sation    Award(s)     SAR's     Payouts   sation
Position             Year      ($)      ($)     ($)       ($)         (#)        ($)     ($)(1)
------              ------   -------  ------  -------  ----------  ----------  -------  -------
Cary Grider
 President,
 CEO and
 Chairman          2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-     -0-

Victoria Carlton
 Director,
 Treasurer
 and Secretary     2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-     -0-

Eric Boyer
 Director          2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-     -0-


(1) None of the named executive officers received perquisites and other personal benefits, securities or property in excess of the lesser of $50,000 or 10% of such officer's total annual salary and bonus.

(2) Includes an unrealized gain of $2,500 from the exercise of 250,000 in-the-money options; based on the difference in exercise price of $0.05 a share versus the latest $0.06 price per share paid by the Company in a private acquisition.

(3) Includes a one-time grant of 500,000 shares of our common stock issued as compensation for serving on our Board of Directors valued at $0.001 a share, or $500.


Option Grants During the Fiscal Year (Since Our Inception on March 29, 2001)

     The following table provides summary information as of December 31, 2001 regarding stock options granted to our Chief Executive Officer, other executive officers and directors since our inception on March 29, 2001. The table does not show individual option grants made to members of our Advisory Board nor to outside consultants:

                     Number of      Percent of
                     Securities       Total
                     Underlying   Options/SAR's   Exercise or
Name and Principal    Options     Granted Since   Base Price   Expiration
     Position       Granted (#)   Inception (1)    ($/Share)       Date
------------------  -----------   -------------   -----------   ----------
Cary Grider
 President,
 CEO and
 Chairman            250,000         18.2%        $ 0.05       3/29/2006

Victoria Carlton
 Director,
 Treasurer,
 and Secretary       250,000         18.2%        $ 0.05       3/29/2006

Eric Boyer
 Director            250,000         18.2%        $ 0.05       3/29/2006


(1) Also includes, for the purpose of calculating the total percentage of options and stock appreciation rights (SAR's), options and SAR's granted to members of our Advisory Board and outside consultants. During the fiscal year ending December 31, 2001 the Company issued an aggregate of 1,370,000 options.


Option Exercises and Holdings

     The following table provides summary information regarding option exercises during the fiscal year ending December 31, 2001 (since our inception on March 29, 2001) and the value of options held as of December 31, 2001 by our Chief Executive Officer, executive officers and directors:

                                                                            Value of
                                                          Number of      Unexercised In-
                                                         Unexercised        The-Money
                                                        Options as of     Options at
                        Shares                        fiscal year-end    fiscal year-end
Name and Principal   Acquired on       Value ($)      (#) Exercisable/   ($)Exercisable/
Position             Exercise (#)       Realized       Unexercisable      Unexercisable
------------------   ------------      ---------       --------------    ---------------
Cary Grider
 President,
 CEO and
 Chairman               250,000          $2,500           -0-/-0-           $-0-



Victoria Carlton
 Director,
 Treasurer
 and Secretary          250,000          $2,500           -0-/-0-           $-0-

Eric Boyer
 Director               250,000          $2,500           -0-/-0-           $-0-


Employment Agreements

     We have not entered into any employment agreements with any of our employees. All future employment arrangements are subject to the discretion of our Board of Directors.

Employee Stock Ownership Program (ESOP)

     We have not established any form of an employee stock ownership program
(ESOP), including stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of our executive officers, directors or other employees. It is possible, and even likely, that our Board of Directors may recommend the adoption of one or more such programs during fiscal year ending December 31, 2002.

Non-Plan Benefits

     In addition to the options granted to our Chief Executive Officer, other executive officers and directors described in the tables above, we granted an additional 620,000 options to 10 persons during the fiscal year ending December 31, 2001, including members of our Advisory Board and outside consultants. All together during the fiscal year ending December 31, 2001 we issued a total of 1,370,000 options.

     Out of these other option grants, 500,000 were exercised during the fiscal year ending December 31, 2001 at a price of $0.05 a share. The remaining 120,000 options were issued to members of our Advisory Board and are exercisable at a price of $2.00 a share and expire on May 18, 2004. As of February 25, 2002, none of these options have been exercised.



Item 11. Security Ownership of Beneficial Owners and Management

     The following table present certain information as of March 1, 2002 regarding the beneficial ownership of our common stock by:

     - each person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

     - each of our directors; and

     - all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 1, 2002 we had 5,350,000 shares issued and outstanding.

     Except as otherwise indicated in the notes to the table,

     - we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and

     - the address of each beneficial owner listed in the table, except where otherwise noted, is c/o Premier Development & Investment, Inc., 504 Beebe Ct., Frederick, MD 21703.

                                             Shares
                                          Beneficially  Percentage
Directors and Executive Officers: (1)         Held        Owned
-------------------------------------     ------------  ----------
Cary Grider (2)(3)                           1,072,580      18.9%
Victoria Carlton (2)(4)                      1,062,580      18.7%
Eric Boyer (2)(5)                            1,072,580      18.9%
All directors and officers as a group
  (3 persons)                                3,207,740      50.8%

Five Percent Stockholders
-------------------------
Stag Financial Group, Inc. (6)
  P. O. Box 23542
  Tampa, FL  33623                           1,161,290      19.3%

Coconut Grove Group, Ltd. (7)(8)
  C/o Premier Development & Investment,
      Managing Partner
  504 Beebe Ct.
  Frederick, MD  21703                       1,000,000      18.7%

Olympus Imports & Exports, Ltd. (9)
  Box 3816
  Road Town, Tortola,
  British Virgin Islands                       639,028      11.1%

Tin Hong Trading Company, Ltd. (10)
  Frejgatan 13
  11479 Stockholm, Sweden                      436,777       7.7%

(1) Does not include persons who serve solely on our Advisory Board.

(2) All of the shares currently owned, including those represented by vested stock options, warrants and other instruments allowing for the acquisition of shares of our common stock, are subject to a "lock-up" agreement and cannot be sold for a minimum of 180 days after our common stock begins trading on the OTC Bulletin Board or on any other recognized secondary market on which our common stock or warrants may be quoted.

(3) Represents (a) 750,000 shares of our common stock and (b) 322,580 shares of our common stock issuable upon the exercise of warrants.

(4) Represents (a) 740,000 shares of our common stock and (b) 322,580 shares of our common stock issuable upon the exercise of warrants. Ms. Carlton disclaims any beneficial ownership to 10,000 shares of our common stock owned by Lula F. Platt, a relative of Ms. Carlton's.

(5) Represents (a) 745,000 shares of our common stock, (b) 5,000 shares (2,500 individually) of our common stock gifted to minors William Owen and Sally Owen, relatives of Mr. Boyer's, and (c) 322,580 shares of our common stock issuable upon the exercise of warrants.

(6) Represents (a) 500,000 shares of our common stock and (b) 661,290 shares of our common stock issuable upon the exercise of warrants.

(7) Coconut Grove Group, Ltd. is a joint venture that is 20% owned by ourselves and 80% owned by Tiki Hut Enterprises, Ltd.

(8) Represents 1,000,000 shares of our common stock.

(9) Represents (a) 207,900 shares of our common stock and (b) 431,128 shares of our common stock issuable upon exercise of warrants.

(10) Represents (a) 141,100 shares of our common stock and (b) 294,677 shares of our common stock issuable upon exercise of warrants.


Item  12.  Certain  Relationships  and  Related  Transactions.

Early Capitalization

     On March 31, 2001, one of our consultants, Stag Financial Group, Inc. ("Stag"), negotiated an equity exchange between ourselves and two investors in a third party company, Inform World Wide Holdings, Inc. ("Inform"). Inform is publicly listed on the OTC Bulletin Board under the trading symbol IWWH. Under the terms of the exchange, we received an aggregate of 50,000 shares of restricted Inform common stock in exchange for an aggregate of 350,000 restricted shares of our common stock, class A, and 500,000 warrants exercisable into shares of our common stock, class A, at an exercise price of $4.00 per share: the first investor, Tin Hong Trading Company, transferred 20,300 shares of Inform common stock to us in exchange for 142,100 shares of our common stock and 203,000 warrants; and the second investor, Olympus Imports & Exports, Ltd., transferred 29,700 shares of Inform common stock to us in exchange for 207,900 shares of our common stock and 297,000 warrants. Our shares of Inform common stock became unrestricted on December 18, 2001. We intend to liquidate our Inform common stock during the fiscal year ending December 31, 2002.

     The purpose of this stock exchange was to provide some capitalization to our developing business and enhance our overall balance sheet. At the time of the transaction we had no assets and no book value. Upon the conclusion of the transaction we had gained assets valued at $23,440, giving us a positive book value and enhancing our overall appeal to prospective investors and joint venture partners.

We booked our holdings in Inform at $23,440; Tin Hong Trading Company's equity in us was valued at $9,517 and Olympus Imports & Exports, Ltd's equity in us was valued at $13,923. Long-term this equity exchange should benefit us in our future efforts to attract outside debt and/or equity financing to grow our business. This stock exchange also benefited both investors by providing them with an avenue to diversify a small portion of their holdings in Inform.

     Stag received no specific compensation for negotiating this transaction. Rather, it was undertaken as part of their general consulting contract assisting us with obtaining a public listing for our common stock, class A, developing new business opportunities and new business relationships. For their consulting services, Stag has been paid 250,000 restricted shares of our common stock, class A, 250,000 options to purchase shares of our common stock at an exercise price of $0.05 a share which were exercised during the fiscal year ending December 31, 2001, and 500,000 non-transferable warrants to purchase shares of our common stock at an exercise price of $4.00 a share.

Other Matters

     As of February 25, 2002, we have not entered into a transaction since our inception on March 29, 2001 with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us.


Item  13.  Exhibits  and  Reports  on  Form  8-K

Exhibit
Number    Description
-------   -----------

3.1*      Articles of Incorporation
3.2*      Certificate of Incorporation
3.3*      Certificate of Acceptance of Appointment by Resident Agent
3.4*      By-Laws
4.1*      Specimen copy of stock certificate for common stock, $0.001 par value
4.2*      Specimen copy of Stock Purchase Warrant Certificate underlying the common shares being registered in this registration statement
10.1**    Joint Venture Agreement for the Formation of Coconut Grove Group,
            Ltd. dated July 30, 2001
23.1     Consent of Baumann, Raymondo & Company, PA, dated March 4, 2002.
-----------------
* Incorporated by reference to registration statement on Form SB-2 (No. 333-65318) filed July 18, 2001.

** Incorporated by reference to registration statement on Form SB-2 Amendment No. 1 (No. 333-65318) filed on August 7, 2001.

Reports  on  Form  8-K
-------------------

     During the period commencing last quarter of the period covered by this Report to date there were no Form 8-Ks filed with the SEC.


SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of March, 2002.

                              Premier Development & Investment, Inc.



                              By: /s/ Cary Grider
                              -------------------------------------
                              Cary Grider
                              President, Chief Executive Officer and
                               Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                            Date
/s/ Cary Grider               President, Chief Executive
----------------------        Officer and Chairman             March 7, 2001
Cary Grider

/s/ Victoria Carlton
----------------------
Victoria Carlton              Director, Secretary,
                              and Treasurer                    March 7, 2001

/s/ Eric R. Boyer             Director                         March 7, 2001
----------------------

EXHIBITS

23.1  CONSENT  OF  BAUMANN,  RAYMONDO  &  COMPANY,  PA,  DATED  MARCH  4,  2002


                     [Baumann, Raymondo & Company, PA logo]



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re: Premier Development & Investment, Inc.

Gentlemen:

We hereby consent to the use of our name as independent auditors in the report accompanying the audited financial statements of Premier Development & Investment, Inc. ("Premier") as of December 31, 2001 and for the period from March 29, 2001 (inception) to December 31, 2001, issued in connection with Premier's Annual Report and Form 10-KSB.

Very  truly  yours,


/s/ Baumann, Raymondo & Company, P.A.
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
March 4, 2002

                              FINANCIAL STATEMENTS

     The Financial Statements required by Item 201 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles. The following financial statements pertaining to Premier Development & Investment, Inc. are filed as part of this Annual Report.

                                                           PAGE
                                                           -----
INDEPENDENT AUDITORS' REPORT                               F-2

FINANCIAL STATEMENTS -

    BALANCE SHEET AS OF DECEMBER 31, 2001                  F-3

    STATEMENT OF OPERATIONS FOR THE PERIOD MARCH 29, 2001  F-4
     (INCEPTION) TO DECEMBER 31, 2001

    STATEMENT OF CASH FLOWS FOR THE PERIOD MARCH 29, 2001  F-5
     (INCEPTION) TO DECEMBER 31, 2001

    STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD       F-6
     MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001

NOTES TO FINANCIAL STATEMENTS                              F-7

                     [Baumann, Raymondo & Company PA logo]



To the Board of Directors and Stockholders
Premier Development & Investment, Inc.
Tampa, Florida

We have audited the accompanying balance sheet of Premier Development & Investment, Inc. (a Development Stage Company), as of December 31, 2001, and the related statements of operations, cash flows and stockholders' equity for the period from March 29, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Premier Development & Investment, Inc. at December 31, 2001 and the result of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the Company has been in the development stage since its inception on March 29, 2001. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



/s/ Baumann, Raymondo & Company, P.A.
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
February  6,  2002

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


ASSETS
CURRENT ASSETS
  Cash                                                             $     6,123
  Marketable securities                                                 23,000
  Prepaid expenses                                                         375
                                                                   -----------
      Total current assets                                              29,498
                                                                   -----------
OTHER ASSETS
  Investment in Investee                                           $    60,000
  Deferred offering costs                                                9,021
                                                                   -----------
                                                                        69,519
                                                                   -----------

      TOTAL ASSETS                                                 $    17,625
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                               $          -
                                                                   -----------

         TOTAL LIABILITIES                                                   -
                                                                   -----------

STOCKHOLDERS' EQUITY
  Class A voting common stock, $.001 par value, 25,000,000 shares        5,350
    authorized, 5,350,000 shares issued and outstanding
  Class B common stock, $.001 par value, 10,000,000 shares                   -
    authorized, 0 shares issued and outstanding
  Preferred stock, $.0001 par value, 20,000,000 shares                       -
    authorized, 0 shares issued and outstanding

  Additional paid-in capital                                           150,540

  Deficit accumulated during the development stage                      (6,415)
                                                                   -----------
                                                                       149,475
  Less: Class A common stock subscribed                                (50,956)
                                                                   -----------

    Total stockholders' equity                                          98,519
                                                                   -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY                         $    98,519
                                                                   ===========






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001


REVENUE                                          $     8,333

OPERATING EXPENSES
  Salaries                                             7,200
  Professional fees                                    2,500
  Director fees                                        1,125
  Consulting services                                  1,265
  Miscellaneous                                        2,218
                                                 ------------

  TOTAL OPERATING EXPENSES                            14,308
                                                 ------------

OTHER EXPENSE
  Unrealized loss on marketable securities               440
                                                 ------------

NET LOSS                                         $    (6,415)
                                                 ============

EARNINGS PER COMMON SHARE
  Basic                                     $         NIL
                                                 ============

  Fully diluted                             $         NIL
                                                 ============

WEIGHTED AVERAGE NUMBER OF CLASS A
  COMMON SHARES OUTSTANDING
  Basic                                            3,672,202
                                                 ============

  Fully diluted                                    8,037,202
                                                 ============





                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                         PREMIER DEVELOPMENT & INVESTMENT, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS
                    MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $  (6,415)
  Adjustments to reconcile net loss to cash provided by used (in)
    operating activities:
    Unrealized loss in marketable securities                               440
    Common stock issued in connection with exercise of stock options
      for payment of expenses                                            2,148
    Common stock issued in connection with services provided by
      directors                                                          1,500
    Common stock issued in connection with services provided by
      consultants                                                        1,250
    Common stock issued in connection with donated services of
      officers                                                           7,200
                                                             ------------------
                                                                        12,538
                                                             ------------------

    Net cash provided by operating activities                            6,123
                                                             ------------------


  NET INCREASE IN CASH                                                   6,123

  CASH, BEGINNING OF PERIOD                                                  -
                                                             ------------------

  CASH, END OF PERIOD                                        $           6,123
                                                             ==================


SUPPLEMENTAL DISCLOSURE OF A NONCASH INVESTING AND FINANCING ACTIVITY

  The Company issued 350,000 shares of its Class A common stock in conjunction with the acquisition of 50,000 shares of Inform Worldwide Holdings Inc.

  The Company issued 1,000,000 shares of its Class A common stock in conjunction with the acquisition of a 20% interest in Coconut Grove Group, Ltd.



                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.


                                       PREMIER DEVELOPMENT & INVESTMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                  MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services       1,500,000   1,500            -             -      1,500

  Issuance of common stock
   to consultants for services     1,250,000   1,250            -             -      1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000     350       23,090             -     23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000   1,000       59,000             -     60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000   1,250       61,250             -     62,500

  Donated services by officers             -          -     7,200             -      7,200

  Net loss during period                   -          -         -        (6,415)    (6,415)
                                -------------------------  --------  ------------  - ------

BALANCE, DECEMBER 31, 2001         5,350,000  $  5,350  $ 150,540     $  (6,415)  $  98,519
                                   ========== ========= =========  =============  =========






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                       Read independent auditors' report.


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature  of  Operations

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

Marketable  Securities

Premier's security investments that were acquired in conjunction with the issuance of its common stock are held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in operations.

Investment  in  Investee

Premier issued 1,000,000 shares of its Class A voting common stock for a 20% interest in Coconut Grove Group, Ltd. This investment is accounted for using the cost method as Premier does not exercise significant influence over the financial and operating activities of Coconut Grove Group, Ltd.

Deferred  Offering  Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to Premier's stock offering were capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned by Premier, the deferred offering costs will be expensed.

Use  of  Estimates

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

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Since its inception, Premier has an accumulated loss of $ 6,415 for income tax purposes, which can be used to offset future taxable income through 2016. The potential tax benefit of this loss is estimated as follows:


          Future  tax  benefit                         $     977
          Valuation  allowance                                    (977)
          Net  tax  benefit                              $               0


At December 31, 2001, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Premier adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share as though the 6,735,000 Class A voting common shares (which represents the registration for resale the selling security holders 2,350,000 shares, and provision for 4,385,000 Class A voting common shares to the extent of the exercise of the 3,000,000 warrants and 1,385,000 options) by Premier were outstanding.

Fiscal  Year

The  Company  elected  December  31  as  its  fiscal  year  end.


NOTE  B  -  STOCK  REGISTRATION

Premier has filed a registration statement with the Securities and Exchange Commission which was declared effective November 13, 2001, to register 6,735,000 shares of its $.001 par value Class A voting common stock on behalf of its stockholders'. In connection with this registration, any offering costs (consisting of legal, accounting and filing fees) will be netted against the proceeds from the offering in the event the offering is successful. In the event the offering is unsuccessful or abandoned, any offering costs will be expensed.

NOTE  C  -  STOCK,  WARRANT  AND  OPTION  ISSUANCES

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

In addition, this entity was granted 500,000 warrants to purchase the same number of Premier's $.001 par value Class A voting common stock at a purchase price of four dollars ($4.00) per share. The warrants expire on December 31, 2003.

On March 29, 2001, 250,000 options to purchase the same number of Premier's $.001 par value Class A voting common stock at a purchase price of five cents ($0.05) per share was issued to an unrelated entity to develop an investor relations program. The options vest immediately and expire on the fifth anniversary of the date of their issuance.

On March 29, 2001, 1,000,000 shares of Premier's $.001 par value Class A voting common stock was issued to several unrelated entities for consulting services provided to Premier. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

On March 31, 2001, 350,000 shares of Premier's $.001 par value Class A voting common stock and 500,000 warrants to purchase the same number of Premier's $.001 par value Class A voting common stock at a purchase price of four dollars ($4.00) per share were issued in conjunction with the acquisition of 50,000 shares of Inform Worldwide Holdings, Inc.(OTC "IWWH") from two separate unrelated entities under a stock purchase agreement. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended. The warrants, which may be redeemed by Premier under certain restrictions, expire on December 31, 2003.

On May 15, 2001, 15,000 options to purchase the same number of Premier's .001 par value Class A voting common stock at a purchase price of two dollars ($2.00) per share were issued to each member of the nine person advisory board to assist Premier on specific matters as they related to the individual board members expertise. The options vest immediately and expire on the third anniversary of the date of their issuance.

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

NOTE  C  -  STOCK,  WARRANT  AND  OPTION  ISSUANCES  (CONTINUED)

In conjunction with all of the above outstanding issues of Premiers' $.001 par value Class A voting common stock, it was agreed that all insiders of Premier, including, but not limited to, officers, directors, and employees, shall enter into a binding Stock Lock-Up Agreement preventing the sale of any Class A voting common stock of Premier for a minimum of one-hundred eighty (180) days after the date that Premier's Class A voting common stock makes its first trade on the OTC Bulletin Board.

On July 30, 2001, 1,000,000 shares of Premier's $.001 par value Class A voting common shares were issued in conjunction with receiving a 20% interest in Coconut Grove Group, Ltd (the "Venture"). The stock was issued under the provisions of Rule 144 of the Securities Act of 1933. Premier will be involved in the day-to-day activities of the Venture, and will receive a quarterly fee equal to the greater of 1.5% of the Venture's net profits or $5,000. Profits will be allocated based upon ownership interests after withholding 35% for growth and expansion. Losses will be allocated and owing based upon ownership interest.

On November 30, 2001, owners of 750,000 of the $.05 stock options exercised the options. In connection with the exercise of the options, Premier was issued promissory notes in the amount of $36,000 in lieu of cash. In addition, owners of 500,000 of the $.05 stock options exercised the options. In connection with the exercise of these options, the entities elected to remit payment for some goods and services received by Premier in lieu of payment of cash to Premier. In both instances, the amount of non-cash payment to Premier is shown as a reduction in stockholder's equity as common stock subscribed.

NOTE  D  -  RELATED  PARTY  TRANSACTIONS

Premier utilizes a portion of a director's personal residence as its primary office without charge.

NOTE  E  -  DONATED  SERVICES

For the period ended December 31, 2001, Cary Grider and Victoria Carlton, the president and secretary of Premier, respectively, performed services on behalf of Premier with a fair value of $7,200. The donated value of these services was recorded as contributed capital.