Form 10KSB/A
period 2001-12-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2002-04-19
CIK 1140003

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)

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

The aggregate market value of the voting stock on April 18, 2002 (consisting of Common Stock, Class A, $0.001 par value per share) held by non-affiliates was approximately $84,426 based upon the most recent private sales price for such Common Stock on said date ($0.06). On such date, there were 5,350,000 shares of Registrant's Common Stock issued and outstanding.

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

Employees

     As of April 18, 2002, we had two full-time employee.

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

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and director fees, and totaled $23,329 for the fiscal year ended December 31, 2001. Of these operating expenses, $3,710 were paid with cash, $12,419 were paid for through the issuance of our common stock and $7,200 were donated by our executive officers.

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

Net Loss

     We experienced a net loss of ($17,103), or NIL per share, for the fiscal Year ended December 31, 2001. This loss was attributed primarily through our Initial operating expenses, a decrease in the equity value of our Coconut Grove Group joint venture project, and an unrealized loss on marketable securities.

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

     As of December 31, 2001 we had other assets consisting of a $58,333 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method and experienced a decrease in value of ($1,667) during fiscal 2001. Our initial investment in this joint venture project was valued at $60,000.

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

Annual Auditing and Accounting Expenses

     Our annual auditing and accounting expenses totaled $3,675 for fiscal 2001. We do not anticipate fiscal 2002's annual auditing and accounting expenses to exceed $5,000.

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

     Additionally, our officers and directors (Eric R. Boyer and Victoria
Z. Carlton) have entered into a verbal agreement between themselves to support our business and provide it with adequate capital on an as needed basis. We anticipate that our officers and directors will be required to provide up to a maximum of $80,000 before we begin generating a sufficient cash flow to continue as a going concern and move beyond being a development stage corporation. Any and all advances made by our officers and directors will be unsecured and non-interest bearing.

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


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers and key management personnel, including their ages and respective positions as of February 25, 2002, are as follows:

                                                                      Director
       Name          Age    Position                                   Since
       ----          ---    --------                                  --------
Eric R. Boyer        33     Co-Founder, President, Chief Executive     2001
                                      Officer and Director

Victoria Z. Carlton  26     Co-Founder, Director, Treasurer and        2001
                                      Secretary

Andrew L. Jones      29     Director                                   2002


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

ERIC BOYER is one of our co-founders and has served as a Director since our inception in March 2001. He became our President and Chief Executive Officer in April 2002. Prior to assuming his executive duties at Premier, Mr. Boyer became a manager and bartender in November 2001 at Griff's Landing in Frederick, Maryland, a casual dining downtown restaurant and bar. Prior to taking on his responsibilities at Premier and Griff's Landing, Mr. Boyer spent more than 12 years in the advertising and television industry. He remains a partner and Senior Editor at Prism Digital Post, a company he help co-found in March 2000 in Alexandria, Virginia. Mr. Boyer's creativity has been utilized in many national advertising and market campaigns and can still be seen today. Mr. Boyer's duties include editing and creative input on all phases of production. He also has approval of all new purchases and installation of equipment. Prior clients include Choice Hotels, Arby's, Southwest Airlines, Southwestern Bell, Bell Atlantic, Ponderosa Restaurants, Texas and Maryland tourism departments, and a broad spectrum of political races around the country. Mr. Boyer also does some subcontracting work for the major networks for special events across the country such as O's TV (Baltimore Orioles special programming), Presidential Inaugurals for NBC, and the Antiques Road Show on the Public Broadcast System (PBS).
Before co-founding Prism, Mr. Boyer worked as a freelance editor through a temporary agency for broadcast and production professionals called the International Creative Alliance (ICA), which he is still a member. As a freelance editor he traveled the country editing and training people on equipment usage. Prior to his freelance work, Mr. Boyer worked as a senior editor at 501 Group in Austin, Texas between February 1997 and February 1999.

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

ANDREW JONES has been a director since April 2002. Prior to becoming a director Mr. Jones had been a member of our Advisory Board since May 2001. He is currently the Director of Sales for Affordable Access, Inc. ("AAI"), a Texas legal services plan corporation with members throughout the state of Texas. AAI plans to begin operations in other states in 2002 and rapidly become a strong force throughout the United States in the legal services plan industry. Mr. Jones is also the 2001-2002 President-elect and Director and 2000-2001 Secretary of the North Dallas Bar Association. Mr. Jones also serves as a member of the Board of Directors at Stag Financial Group, Inc. Mr. Jones holds the degree of Bachelor of Arts in Government from the University of Texas at Austin and the degree of Juris Doctorate from the Baylor University School of Law. Mr. Jones is licensed to practice law by the Supreme Court of Texas and has been admitted to federal practice in the United States District Court for the Northern District of Texas.


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


                                Annual Compensation           Awards           Payouts
                                -------------------           ------           -------
                                               Other               Securities             All
                                              Annual   Restricted  Underlying            Other
Name and                                      Compen-    Stock      Options/    LTIP     Compen-
Principal                    Salary    Bonus  sation    Award(s)     SAR's     Payouts   sation
Position             Year      ($)      ($)     ($)       ($)         (#)        ($)     ($)(1)
------              ------   -------  ------  -------  ----------  ----------  -------  -------
Cary Grider (4)
 President,
 CEO and
 Chairman          2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-     -0-

Victoria Carlton
 Director,
 Treasurer
 and Secretary     2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-     -0-

Eric Boyer
 Director          2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-     -0-


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

(4) Mr. Grider is our former President, Chief Executive Officer and Chairman. Eric R. Boyer, one of our founders, took over the duties of President and Chief Executive Officer in April 2002 and Andrew L. Jones, a newly elected director, took over the duties of Chairman in April 2002.


Option Grants During the Fiscal Year (Since Our Inception on March 29, 2001)

     The following table provides summary information as of December 31, 2001 regarding stock options granted to our Chief Executive Officer, other executive officers and directors since our inception on March 29, 2001. The table does not show individual option grants made to members of our Advisory Board nor to outside consultants:

                     Number of      Percent of
                     Securities       Total
                     Underlying   Options/SAR's   Exercise or
Name and Principal    Options     Granted Since   Base Price   Expiration
     Position       Granted (#)   Inception (1)    ($/Share)       Date
------------------  -----------   -------------   -----------   ----------
Cary Grider (2)
 President,
 CEO and
 Chairman            250,000         18.2%        $ 0.05       3/29/2006

Victoria Carlton
 Director,
 Treasurer,
 and Secretary       250,000         18.2%        $ 0.05       3/29/2006

Eric Boyer
 Director            250,000         18.2%        $ 0.05       3/29/2006


(1) Also includes, for the purpose of calculating the total percentage of options and stock appreciation rights (SAR's), options and SAR's granted to members of our Advisory Board and outside consultants. During the fiscal year ending December 31, 2001 the Company issued an aggregate of 1,370,000 options.

(2) Mr. Grider is our former President, Chief Executive Officer and Chairman. Eric R. Boyer, one of our founders, took over the duties of President and Chief Executive Officer in April 2002 and Andrew L. Jones, a newly elected director, took over the duties of Chairman in April 2002.

Option Exercises and Holdings

     The following table provides summary information regarding option exercises during the fiscal year ending December 31, 2001 (since our inception on March 29, 2001) and the value of options held as of December 31, 2001 by our Chief Executive Officer, executive officers and directors:

                                                                            Value of
                                                          Number of      Unexercised In-
                                                         Unexercised        The-Money
                                                        Options as of     Options at
                        Shares                        fiscal year-end    fiscal year-end
Name and Principal   Acquired on       Value ($)      (#) Exercisable/   ($)Exercisable/
Position             Exercise (#)       Realized       Unexercisable      Unexercisable
------------------   ------------      ---------       --------------    ---------------
Cary Grider (1)
 President,
 CEO and
 Chairman               250,000          $2,500           -0-/-0-           $-0-

Victoria Carlton
 Director,
 Treasurer
 and Secretary          250,000          $2,500           -0-/-0-           $-0-

Eric Boyer
 Director               250,000          $2,500           -0-/-0-           $-0-

(1) Mr. Grider is our former President, Chief Executive Officer and Chairman. Eric R. Boyer, one of our founders, took over the duties of President and Chief Executive Officer in April 2002 and Andrew L. Jones, a newly elected director, took over the duties of Chairman in April 2002.


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

                                             Shares
                                          Beneficially  Percentage
Directors and Executive Officers: (1)         Held        Owned
-------------------------------------     ------------  ----------
Victoria Z. Carlton (2)(4)                   1,062,581      18.7%
Eric R. Boyer (2)(5)                         1,072,581      18.9%
Andrew L. Jones (2)                              3,501        *
All directors and officers as a group
  (3 persons)                                2,138,663      35.7%

Five Percent Stockholders
-------------------------
Cary Grider (2)(3)(11)                       1,072,580      18.9%

Stag Financial Group, Inc. (6)
  P. O. Box 23542
  Tampa, FL  33623                           1,161,290      19.3%

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

* - Less than 1%

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

(3) Represents (a) 750,001 shares of our common stock and (b) 322,580 shares of our common stock issuable upon the exercise of warrants.

(4) Represents (a) 740,001 shares of our common stock and (b) 322,580 shares of our common stock issuable upon the exercise of warrants. Ms. Carlton disclaims any beneficial ownership to 10,000 shares of our common stock owned by Lula F. Platt, a relative of Ms. Carlton's.

(5) Represents (a) 745,001 shares of our common stock, (b) 5,000 shares (2,500 individually) of our common stock gifted to minors William Owen and Sally Owen, relatives of Mr. Boyer's, and (c) 322,580 shares of our common stock issuable upon the exercise of warrants.

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

(11) Mr. Grider is our former President, Chief Executive Officer and
Chairman. Eric R. Boyer, one of our founders, took over the duties of President and Chief Executive Officer in April 2002 and Andrew L. Jones, a newly elected director, took over the duties of Chairman in April 2002.


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


Item  13.  Exhibits  and  Reports  on  Form  8-K

Exhibit
Number    Description
-------   -----------

3.1*      Articles of Incorporation
3.2*      Certificate of Incorporation
3.3*      Certificate of Acceptance of Appointment by Resident Agent
3.4*      By-Laws
4.1*      Specimen copy of stock certificate for common stock, $0.001 par value
4.2*      Specimen copy of Stock Purchase Warrant Certificate underlying the common shares being registered in this registration statement
10.1**    Joint Venture Agreement for the Formation of Coconut Grove Group,
            Ltd. dated July 30, 2001
23.1      Consent of Baumann, Raymondo & Company, PA, dated April 17, 2002.
-----------------
* Incorporated by reference to registration statement on Form SB-2 (No. 333-65318) filed July 18, 2001.

** Incorporated by reference to registration statement on Form SB-2 Amendment No. 1 (No. 333-65318) filed on August 7, 2001.

Reports  on  Form  8-K
-------------------

     During the period commencing last quarter of the period covered by this Report to date there were no Form 8-Ks filed with the SEC.


SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of April, 2002.

                              Premier Development & Investment, Inc.



                              By: /s/ Eric R. Boyer
                              -------------------------------------
                              Eric R. Boyer
                              President, Chief Executive Officer and
     Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                            Date
/s/ Eric R. Boyer             President, Chief Executive
----------------------        Officer                          April 18, 2002
Eric R. Boyer

/s/ Victoria Carlton
----------------------
Victoria Z. Carlton           Director, Secretary,
                              and Treasurer                    April 18, 2002

/s/ Andrew Jones              Chairman                         April 18, 2002
----------------------
Andrew L. Jones

EXHIBITS

23.1  CONSENT  OF  BAUMANN,  RAYMONDO  &  COMPANY,  PA,  DATED  APRIL 17,  2002


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

Very  truly  yours,


/s/ Baumann, Raymondo & Company, P.A.
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
April 17, 2002

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

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


ASSETS
CURRENT ASSETS
  Cash                                                             $     6,123
  Marketable securities                                                 23,000
  Prepaid expenses                                                         375
                                                                   -----------
      Total current assets                                              29,498
                                                                   -----------
OTHER ASSETS
  Investment in Investee                                           $    58,333
                                                                   -----------
                                                                        58,333
                                                                   -----------

      TOTAL ASSETS                                                 $    87,831
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                               $          -
                                                                   -----------

         TOTAL LIABILITIES                                                   -
                                                                   -----------

STOCKHOLDERS' EQUITY
  Class A voting common stock, $.001 par value, 25,000,000 shares        5,350
    authorized, 5,350,000 shares issued and outstanding
  Class B common stock, $.001 par value, 10,000,000 shares                   -
    authorized, 0 shares issued and outstanding
  Preferred stock, $.0001 par value, 20,000,000 shares                       -
    authorized, 0 shares issued and outstanding

  Additional paid-in capital                                           150,540

  Deficit accumulated during the development stage                     (17,103)
                                                                   -----------
                                                                       138,787
  Less: Class A common stock subscribed                                (50,956)
                                                                   -----------

    Total stockholders' equity                                          87,831
                                                                   -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY                         $    87,831
                                                                   ===========






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001


REVENUE                                          $     8,333

OPERATING EXPENSES
  Salaries                                             7,200
  Professional fees                                    5,500
  Director fees                                        1,125
  Consulting services                                  1,265
  Filing fees                                          6,336
  Miscellaneous                                        1,903
                                                 ------------

  TOTAL OPERATING EXPENSES                            23,329
                                                 ------------

(LOSS) ON OPERATIONS                                 (14,996)

OTHER EXPENSE
  Equity in earnings (loss) of investee               (1,677)
  Unrealized loss on marketable securities               440
                                                 ------------

NET LOSS                                         $   (17,103)
                                                 ============

EARNINGS PER COMMON SHARE
  Basic                                     $         NIL
                                                 ============

  Fully diluted                             $         NIL
                                                 ============

WEIGHTED AVERAGE NUMBER OF CLASS A
  COMMON SHARES OUTSTANDING
  Basic                                            3,793,321
                                                 ============

  Fully diluted                                    8,178,321
                                                 ============





                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                         PREMIER DEVELOPMENT & INVESTMENT, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS
                    MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $ (17,103)
  Adjustments to reconcile net loss to cash provided by used (in)
    operating activities:
    Equity in (earnings) loss of investee                                1,667
    Unrealized loss in marketable securities                               440
    Common stock issued in connection with exercise of stock options
      for payment of expenses                                           11,169
    Common stock issued in connection with services provided by
      directors                                                          1,500
    Common stock issued in connection with services provided by
      consultants                                                        1,250
    Common stock issued in connection with donated services of
      officers                                                           7,200
                                                             ------------------
                                                                        23,226
                                                             ------------------

    Net cash provided by operating activities                            6,123
                                                             ------------------


  NET INCREASE IN CASH                                                   6,123

  CASH, BEGINNING OF PERIOD                                                  -
                                                             ------------------

  CASH, END OF PERIOD                                        $           6,123
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


                                       PREMIER DEVELOPMENT & INVESTMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                  MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services       1,500,000   1,500            -             -      1,500

  Issuance of common stock
   to consultants for services     1,250,000   1,250            -             -      1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000     350       23,090             -     23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000   1,000       59,000             -     60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000   1,250       61,250             -     62,500

  Donated services by officers             -          -     7,200             -      7,200

  Net loss during period                   -          -         -       (17,103)   (17,103)
                                -------------------------  --------  ------------  - ------

BALANCE, DECEMBER 31, 2001         5,350,000  $  5,350  $ 150,540     $ (17,103)  $ 138,787
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

Investment  in  Investee

Premier issued 1,000,000 shares of its Class A voting common stock for a 20% interest in Coconut Grove Group, Ltd. This investment is accounted for using the equity method which is cost, as adjusted for Premier's proportionate share of undistributed earnings or losses as Premier can exercise significant influence over the financial and operating activities of Coconut Grove Group, Ltd.

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

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Since its inception, Premier has an accumulated loss of $ 17,103 for income tax purposes, which can be used to offset future taxable income through 2016. The potential tax benefit of this loss is estimated as follows:

          Future  tax  benefit                         $      2,565
          Valuation  allowance                                (2,565)
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

Advertising  Costs

Premier expenses the production costs of advertising the first time the advertising takes place.

Fiscal  Year

The  Company  elected  December  31  as  its  fiscal  year  end.

NOTE  B  -  INVESTMENT  IN  INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee at December 31, 2001 is as follows:

     Sales                                                      $0
     Gross  Profit                                              $0
     Net  income  (loss)  from  continuing  operations          $(8,333)
     Net  income  (loss)                                        $(8,333)

NOTE  C  -  STOCK  REGISTRATION

Premier has filed a registration statement with the Securities and Exchange Commission which was declared effective November 13, 2001, to register 6,735,000 shares of its $.001 par value Class A voting common stock on behalf of its stockholders'. In connection with the selling stockholders' registration and the incremental difference between the option and warrant exercise price compared to recent issuances of Premier's common stock, any offering costs (consisting of legal, accounting and filing fees) were expensed as the benefit to the selling stockholders' and the incremental difference between the option and warrant exercise price compared to recent issuances of Premier's common stock do not allow the capitalization of such costs.

NOTE  D  -  STOCK,  WARRANT  AND  OPTION  ISSUANCES

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

NOTE  D  -  STOCK,  WARRANT  AND  OPTION  ISSUANCES  (CONTINUED)

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

NOTE  E  -  RELATED  PARTY  TRANSACTIONS

Premier utilizes a portion of a director's personal residence as its primary office without charge.

NOTE  F  -  DONATED  SERVICES

For the period ended December 31, 2001, Cary Grider and Victoria Carlton, the president and secretary of Premier, respectively, performed services on behalf of Premier with a fair value of $7,200. The donated value of these services was recorded as contributed capital.