Form 10QSB
period 2002-03-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2002-05-15
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

                                 (812) 784-3442
                                 --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at May 1, 2002
           -----                                 --------------------------

Common Stock, Class A, $0.001 par value                    5,350,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ending March 31, 2002................3

                  Statement of Operations (unaudited)
                    for the three months ending March 31, 2002
                    and the period from March 29, 2001 (inception)
                    through March 31, 2001..............................4

                  Statement of Cash Flow (unaudited)
                    for the three months ending March 31, 2002
                    and the period from March 29, 2001 (inception)
                    through March 31, 2002..............................5

                  Notes to Financial Statements (unaudited).............7


Item 2.           Management's Discussion and Analysis or
                    Plan of Operation..................................12


                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings....................................16

Item 2.           Changes in Securities and Use of Proceeds............16

Item 3.           Defaults Upon Senior Securities......................16

Item 4.          Submission of Matters to a Vote of Security Holders...16

Item 5.           Other Information....................................17

Item 6.           Exhibits and Reports on Form 8-K.....................17

                  Signatures...........................................17

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2002

                                     ASSETS

Current assets:
     Cash                                             $7,273
     Marketable securities                            16,000
                                                      ------
    Total current assets                             $23,273
                                                      ------
Other assets:
     Investment in investee                          $57,333
                                                      ------
    Total other assets                               $57,333
                                                      ------

Total assets                                         $80,606
                                                     =======

                                   LIABILITIES

Current liabilities:                                      $-

Stockholders' equity:
    Common stock, class A, $0.001 par value
       25,000,000 authorized;
       5,350,000 issued and outstanding               $5,350
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       none issued and outstanding                         -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       none issued and outstanding                         -
    Additional paid in capital                       151,740
     Accumulated deficit                             (29,878)
                                                    --------
                                                    $127,212
   Less: Class A common stock subscribed             (46,606)
                                                    --------
         Total stockholders' equity                   80,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $80,606
                                                    ========

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                 March 29, 2001   March 29, 2001
                                                 3-month period    (inception)      (inception)
                                                 ending 3/31/02  through 3/31/01  through 3/31/02
                                                   (unaudited)     (unaudited)     (unaudited)
                                                  -------------   --------------  ---------------
REVENUE
   Management fees                                       $5,000            $ -           $13,333

OPERATING EXPENSES
  Salaries                                                1,200              -             8,400
  Professional fees                                       6,175           1,265           11,675
  Director fees                                             375              -             1,500
  Consulting services                                         -              -             1,265
  Travel and entertainment                                1,122              -             1,122
  Filing fees                                                 -              -             6,336
  Miscellaneous                                             903              -             2,806
                                                        --------        --------         --------
  Total operating expenses                                9,775           1,265           33,104

(Loss) on operations                                     (4,775)         (1,265)         (19,771)

Other income (expense)
  Equity in earnings (loss) of investee                  (1,000)             -            (2,667)
  Unrealized (loss) on marketable securities             (7,000)             -            (7,440)
                                                        --------        --------         --------
                                                         (8,000)             -           (10,107)

Net income (loss)                                       (12,775)         (1,265)         (29,878)
                                                        =========      =========        =========
Earnings per common share
    Basic                                                  NIL            NIL               NIL
                                                        =========      =========        =========

    Fully diluted                                          NIL            NIL               NIL
                                                        =========      =========        =========
Weighted average number of shares
    Basic                                               5,350,000      3,100,000        5,350,000

    Fully diluted                                       8,470,000      7,485,000        8,470,000

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                March 29, 2001    March 29, 2001
                                                3-month period    (inception)       (inception)
                                                ending 3/31/02  through 3/31/01   through 3/31/02
                                                  (unaudited)     (unaudited)       (unaudited)
                                                 -------------    -------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                              ($12,775)         ($1,265)        ($29,878)
   Adjustments to reconcile net loss to
    net cash provided:
      Equity in (earnings) loss of investee            1,000                -            2,667
      Unrealized loss in marketable
        Securities                                     7,000                -            7,440
      Common stock issued in connection with
        exercise of stock options for
        payment of expenses                            4,350               15           15,519
      Common stock issued to directors                   375                -            1,875
      Common stock issued to consultants                   -            1,250            1,250
      Donated services of officers                     1,200                -            8,400
                                                    --------         --------         --------
   Net cash provided by (used) in operations          $1,150              $ -           $7,273
                                                    --------         --------         --------

Net change in cash                                    $1,150              $ -           $7,273

Cash at beginning of the period                        6,123                -                -
                                                    --------         --------         --------
Cash at end of the period                             $7,273              $ -           $7,273
                                                    ========         ========         ========

Supplemental disclosure of a non-cash investing and financing activity:

    The Company issued 350,000 shares of its common stock, class A, $0.001 par value in conjunction with the acquisition of 50,000 shares of Inform Worldwide Holdings, Inc. (IWWH)

    The Company issued 1,000,000 shares of its common stock, class A, $0.001 par value in conjunction with the acquisition of a 20% interest in Coconut Grove Group, Ltd., a joint venture project.


                                       PREMIER DEVELOPMENT & INVESTMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                    MARCH 29, 2001 (INCEPTION) TO MARCH 31, 2002


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services       1,500,000   1,500            -             -      1,500

  Issuance of common stock
   to consultants for services     1,250,000   1,250            -             -      1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000     350       23,090             -     23,440

  Issuance of common stock
    in connection with the
    investment in Coconut
    Grove Group, Ltd.              1,000,000    1,000      59,000             -     60,000

  Issuance of common stock
    in connection with the
    exercise of stock options      1,250,000    1,250      61,250             -     62,500

  Donated services by officers             -          -     7,200             -      7,200

  Net loss during period                   -          -         -       (17,103)   (17,103)
                                ------------- -----------  --------  ------------  --------

BALANCE, DECEMBER 31, 2001         5,350,000  $  5,350  $ 150,540     $ (17,103)  $ 138,787
                                   ========== ========= =========  =============  =========

  Donated services by officers             -          -     1,200             -      1,200

Net loss during period                   -          -         -         (12,775)   (12,775)
                                ------------- -----------  --------  ------------  --------

BALANCE, MARCH 31, 2002            5,350,000  $  5,350  $ 151,740     $ (29,878)  $ 127,212
                                   ========== ========= =========  =============  =========

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Amended Annual Report for the fiscal year ended on December 31, 2001 filed on Form 10-KSB/A on April 19, 2002.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on March 29, 2001 through March 31, 2002. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though the future sales of its Inform Worldwide Holdings, Inc. (OTCBB: IWWH) common stock, anticipated revenues generated from the Company's ownership and management fees associated with its Coconut Grove Group, Ltd. joint venture project, and continued contributions from the executive officers and members of the Board of Directors and Advisory Board, along with any potential net proceeds from the anticipated exercise of some, or all, of the Company's issued and outstanding warrants. All together these events should allow the Company to meet its forecasted working capital and capital expenditures through the end of the current fiscal year ending on December 31, 2002. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Marketable Securities
---------------------

Premier's security investments that were acquired in conjunction with the issuance of its common stock are held principally for the purpose of selling them in the near-term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in operations.

Investment in Investee
----------------------

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

Since its inception, Premier has an accumulated loss of $29,878 for income tax purposes, which can be used to offset future taxable income through 2016. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                          $      4,482
          Valuation allowance                               (4,482)
          Net tax benefit                             $          0

At March 31, 2002, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Advertising Costs
-----------------

Premier expenses the production costs of advertising the first time the advertising takes place.

Fiscal Year
-----------

The Company elected December 31 as its fiscal year end.

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee at December 31, 2001 is as follows:

Sales                                                 $0
Gross Profit                                          $0
Net income (loss) from continuing operations          $(5,000)
Net income (loss)                                     $(5,000)


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

NOTE F - DONATED SERVICES

For the period ended March 31, 2001, Victoria Carlton, Premier's Secretary and Treasurer performed services on behalf of Premier with a fair value of $1,200. The donated value of these services was recorded as contributed capital.

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

Results of Operations

     For the ease of reference, we refer to the three months ended March 31, 2002 as the quarter ended March 31, 2002. This was our first fiscal quarter of our current fiscal year which ends on December 31, 2002. We reference the current fiscal year as fiscal 2002. Additionally, we refer to the period of March 29, 2001 (inception) through March 31, 2001 as the quarter ended March 31, 2001.

Revenues

     For the quarter ended March 31, 2002, we generated revenues of $5,000 compared to no revenue generated for the quarter ended March 31, 2001. These revenues were generated entirely from management fees associated with being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us. We anticipate generating a minimum of $20,000 in management fees from this joint venture project during the course of fiscal 2002.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and director fees, and totaled $9,775 for the quarter ended March 31, 2002 compared to $1,265 for the quarter ended March 31, 2001. Included in these operating expenses was $3,675 in accounting fees for our annual independent audit for the fiscal year ended December 31, 2001 and $1,122 in travel and entertainment expenses associated with the exploration of prospective new joint venture projects and acquisitions.

     Other Expenses. We experienced a decline in the value of our holdings of marketable securities which consist of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH). The shares of Inform Worldwide were quoted at $0.32 a share on March 28, 2002 (the last day the markets traded during the quarter ended March 31, 2002), which represented a ($7,000), or (30.4%), decline during the quarter ended March 31, 2002, and an aggregate ($7,440), or (31.7%), decline from our acquisition price of $23,440, or $0.4688 per share of IWWH acquired, on March 31, 2001. This decline in Inform Worldwide share value was recorded as an unrealized loss on our statement of operations.

     We also recorded an expense of ($1,000) to write-down the decline in value associated with our ownership in the Coconut Grove Group, Ltd. joint venture project. We are accounting for our ownership using the equity method of accounting. The joint venture experienced a loss of ($5,000) during the quarter ended March 31, 2002. Our write-down reflects our 20% ownership in the joint venture project.

Net Loss

     We experienced a net loss of ($12,775), or NIL per share, for the quarter ended March 31, 2002 compared to a net loss of ($1,265), or NIL per share, for the quarter ended March 31, 2001. The increase in net loss was attributed primarily to a steep decline in the value of our Inform Worldwide Holdings, Inc. common stock holdings during the quarter ended March 31, 2002, increases in our general operating expenses and core business operations, and a decrease in the equity value of our Coconut Grove Group joint venture project.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash provided by operating activities for the quarter ended March 31, 2002 was $1,150 compared to zero for the quarter ended March 31, 2001.

     As of March 31, 2002, we had current assets aggregating $23,273, comprised of $7,273 in cash or cash equivalents and marketable securities consisting of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH) valued at $16,000. We anticipate selling a significant portion, if not all, of our Inform Worldwide holdings fiscal 2002. The amount of the net proceeds we will receive from the sales of these marketable securities cannot be predicted at this time.

     As of March 31, 2002 we had other assets consisting of a $57,333 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method and experienced a decrease in value of ($1,000) during the quarter ended March 31, 2002. Our initial investment in this joint venture project was valued at $60,000.

     As of March 31, 2002, we had no liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments for the remainder of fiscal 2002.


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

     As of April 30, 2002 this asset was valued at $10,000 (the last quoted price for IWWH common stock reported by the OTC Bulletin Board was $0.20 per share), representing an unrealized loss of ($13,440), or (57%). In general, since our investment on March 31, 2001, IWWH's common stock has been thinly traded and the trading we have seen has been somewhat erratic leading to extreme price movements and tremendous volatility. We anticipate this volatility will continue throughout fiscal 2002 and impact subsequent quarterly results until we have liquidated the entire investment.

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

Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand our Board of Directors and/or Advisory Board. However, none of the members of our Board of Directors or Advisory Board receives a cash salary or cash benefits, nor do we have any plans to begin paying cash salaries or cash benefits to our Board of Directors or Advisory Board members during fiscal 2002.

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

     For the quarter ended March 31, 2002, and despite our overall net loss, we were cash flow positive, generating $1,150 in cash for the quarter. We anticipate on generating increasing revenues from both management fees and consulting efforts which, in turn, should lead to improvements to our limited cash flows. We caution the reader, however, that despite currently being cash flow positive, any moderate increase in expenses without commensurate increases in revenues could cause us to become cash flow negative.

     Additionally, our officers and directors (Eric R. Boyer and Victoria Z. Carlton) have entered into a verbal agreement between themselves to support our business and provide it with adequate capital on an as needed basis. We anticipate that our officers and directors may be required to provide up to a maximum of $80,000 before we begin generating a sufficient cash flow to continue as a going concern and move beyond being a development stage corporation. Any and all advances made by our officers and directors will be unsecured and non-interest bearing.

     However, if (i) we do not generate enough revenues from our early stage operations (ii) or the future sales of our marketable securities fail to generate sufficient net proceeds (iii) or an insufficient number of our warrants are exercised, singularly or altogether, it may prevent us from further executing our business plan and cause us to seek additional sources of funding. While we have held discussions with accredited lenders and investors, we have not yet secured any secondary sources of funding. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general unease in the equities market and the limited availability of venture capital financing sources. We cannot assure you that financing will be available and, if available to us, in amounts or on terms acceptable to us in the future.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on March 22, 2002. Of the 5,350,000 eligible votes, 4,873,655 were cast in person and by proxy. The shareholders approved the following items.

1.   For  the  election  of  the  following  persons  as  Directors:
           - Eric R. Boyer, number of votes cast for: 4,873,655; votes cast against: none.

           - Victoria Z. Carlton, number of votes cast for: 4,873,655; votes cast against: none.

           - Andrew L. Jones, number of votes cast for: 4,873,655; votes cast against: none.

2. To ratify Baumann, Raymando & Co., PA as the Company's independent auditor for the fiscal year ending December 31, 2002, number of votes cast for: 4,873,655; votes cast against: none.

     Subsequent to the Annual Meeting of Shareholders, the newly elected Board of Directors conducted their first meeting on April 12, 2002 and duly qualified and appointed Eric R. Boyer to the positions of President and Chief Executive Officer; Victoria Z. Carlton to the positions of Treasurer and Secretary; and Andrew L. Jones to the position of Chairman.

Item 5.  Other Information.

None


Item 6.  Exhibits and Reports on Form 8-K

(A)     Exhibits
        --------

        None




(B)     Reports on Form 8-K
        -------------------

Form 8-K filed on April 19, 2002 containing the voting results of our Annual Shareholders Meeting held on March 22, 2002.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: May 15, 2002                   By: /s/ Eric R. Boyer
                                          --------------------
                                          Eric R. Boyer
                                          President and CEO