Form 10QSB
period 2002-06-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2002-08-14
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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

                                 (813) 784-3442
                                 --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at August 1, 2002
           -----                                 -----------------------------

Common Stock, Class A, $0.001 par value                    5,350,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


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

Item 4.          Submission of Matters to a Vote of Security Holders...16

Item 5.           Other Information....................................17

Item 6.           Exhibits and Reports on Form 8-K.....................17

                  Signatures...........................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                        June 30,    December 31,
                                                          2002         2001
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                     ASSETS

Current  assets:
     Cash                                               $10,193        $6,123
     Marketable  securities                               7,500        23,000
     Prepaid  expenses                                        -           375
                                                        -------       -------
     Total  current  assets                             $17,693       $29,498
                                                        -------       -------
Other  assets:
     Investment  in  investee                           $56,743       $58,333
                                                        -------       -------
     Total  other  assets                               $56,743       $58,333
                                                        -------       -------

Total  assets                                           $74,436       $87,831
                                                        =======       =======

                                   LIABILITIES

Current  liabilities:
                                                        $     -       $     -
                                                        -------       -------
    Total  current  liabilities                         $     -       $     -
                                                        =======       =======
Stockholders'  equity:
    Common  stock,  class  A,  $0.001  par  value
       25,000,000  authorized;
       5,350,000  issued  and  outstanding              $ 5,350       $ 5,350
    Common  stock,  class  B,  $0.001  par  value
       10,000,000  authorized;
       none  issued  and  outstanding                         -             -
    Preferred  stock,  $0.001  par  value
       20,000,000  authorized;
       none  issued  and  outstanding                         -             -
    Additional  paid  in  capital                       152,940       150,540
    Accumulated  deficit                                (40,164)      (17,103)
                                                        -------       -------
                                                        118,126       138,787
     Less:  Class  A  common  stock  subscribed         (43,690)      (50,956)
                                                        -------       -------
          Total  stockholders'  equity                   74,436        87,831

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY          $74,436       $87,831
                                                        =======       =======

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

                                                                                                    March 29, 2001     Cumulative
                                                    3-months         3-months         6-months        (inception)        During
                                                      Ended            Ended            Ended           through        Development
                                                  June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001        Stage
                                                   (unaudited)      (unaudited)      (unaudited)       (audited)       (unaudited)
                                                  -------------    -------------    -------------    -------------    -------------

REVENUE
   Management fees                                       $2,950          $    -           $7,950          $    -           $16,283

OPERATING EXPENSES
  Salaries                                                1,200           2,400            2,400           2,400             9,600
  Professional fees                                       2,655               -            8,830               -            14,330
  Director fees                                                             375              375             375             1,500
  Consulting services                                         -               -                -           1,265             1,265
  Travel and entertainment                                  190               -            1,312               -             1,312
  Filing fees                                                 -               -                -               -             6,336
  Miscellaneous                                             101               -            1,004               -             2,907
                                                       ---------       ---------        ---------       ---------         ---------
  Total operating expenses                                4,146           2,775           13,921           4,040            37,250
                                                       ---------       ---------        ---------       ---------         ---------
 (Loss) on operations                                    (1,196)         (2,775)          (5,971)         (4,040)          (20,967)
                                                       =========       =========        =========       =========         =========
Other income (expense)
   Equity in earnings (loss) of investee                   (590)               -          (1,590)               -           (3,257)
   Unrealized gain (loss) on marketable securities       (8,500)         (6,940)         (15,500)         (6,940)          (15,940)
                                                        ---------      ---------        ---------       ---------         ---------
   Total other income (expense)                          (9,090)         (6,940)         (17,090)         (6,940)          (19,197)

Net income (loss)                                       (10,286)         (9,715)         (23,061)        (10,980)          (40,164)
                                                       =========       =========        =========       =========         =========
Earnings (loss) per common share

    Basic                                                 NIL             NIL               NIL            NIL              (0.01)
                                                       =========       =========        =========       =========         =========
    Fully diluted                                         NIL             NIL               NIL            NIL              (0.01)
                                                       =========       =========        =========       =========         =========
Weighted average number of shares
    Basic                                              5,350,000       3,100,000        5,350,000       3,092,473         4,408,515
                                                       =========       =========        =========       =========         =========
    Fully diluted                                      8,509,500       7,485,000        8,489,750       7,477,473         7,536,277
                                                       =========       =========        =========       =========         =========

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                                                                                                    March 29, 2001     Cumulative
                                                    3-months         3-months         6-months        (inception)        During
                                                      Ended            Ended            Ended           through        Development
                                                  June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001        Stage
                                                   (unaudited)      (unaudited)      (unaudited)       (audited)       (unaudited)
                                                  -------------    -------------    -------------    -------------    -------------


Cash flows from operating activities:
   Net (loss) earnings                             $ (10,286)       $  (9,715)       $ (23,061)         $ (10,980)        ($40,164)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Unrealized loss in marketable securities         8,500            6,940           15,500              6,940           15,940
      Equity in (earnings) loss of investee              590                -            1,590                  -            3,257
      Common stock issued in connection with
        exercise of stock options for payment
        of expenses                                    2,916                -            7,641                  -           18,810
      Common stock issued in connection with
        services provided by directors                     -              375                -              1,500            1,500
      Common stock issued in connection with
        services provided by consultants                   -                -                -              1,250            1,250
      Common stock issued in connection with
        services provided by officers                      -            2,400                -              2,400            7,200
      Donated services of officers                     1,200                -            2,400                  -            2,400
   Decrease (increase) in current assets:
      Prepaid expenses                                     -                -                -             (1,125)               -
   Increase (decrease) in current liabilities:
      Accounts payable                                     -                -                -                 15                -
                                                    --------         --------         --------           --------         --------
   Total adjustments                                  13,206            9,715           27,131             10,980           50,357
                                                    --------         --------         --------           --------         --------
   Net cash provided by (used) in operations        $  2,920         $      -         $  4,070           $      -         $ 10,193
                                                    --------         --------         --------           --------         --------

Net increase (decrease) in cash                     $  2,920         $      -         $  4,070           $      -         $ 10,193

Cash at beginning of the period                        7,273                -            6,123                  -                -
                                                    --------         --------         --------           --------         --------
Cash at end of the period                           $ 10,193         $      -         $ 10,193           $      -         $ 10,193
                                                    ========         ========         ========           ========         ========

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

                                       PREMIER DEVELOPMENT & INVESTMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                    MARCH 29, 2001 (INCEPTION) TO JUNE 30, 2002



                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services       1,500,000   1,500            -             -      1,500

  Issuance of common stock
   to consultants for services     1,250,000   1,250            -             -      1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000     350       23,090             -     23,440

  Issuance of common stock
    in connection with the
    investment in Coconut
    Grove Group, Ltd.              1,000,000    1,000      59,000             -     60,000

  Issuance of common stock
    in connection with the
    exercise of stock options      1,250,000    1,250      61,250             -     62,500

  Donated services by officers             -          -     7,200             -      7,200

  Net loss during period                   -          -         -       (17,103)   (17,103)
                                ------------- -----------  --------  ------------  --------

BALANCE, DECEMBER 31, 2001         5,350,000  $  5,350  $ 150,540     $ (17,103)  $ 138,787
                                   ========== ========= =========  =============  =========

  Donated services by officers             -          -    2,400             -       2,400

Net loss during period                     -          -        -       (23,061)    (23,061)
                                ------------- -----------  --------  ------------  --------

BALANCE, JUNE 30, 2002             5,350,000  $ 5,350  $ 152,940     $ (40,164)  $ 118,126
                                   ========== ========= =========  =============  =========


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Amended Annual Report for the fiscal year ended on December 31, 2001 filed on Form 10-KSB/A on April 19, 2002.


Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on March 29, 2001 through June 30, 2002. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Since its inception, Premier has an accumulated loss of $40,164 for income tax purposes, which can be used to offset future taxable income through 2016. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $      6,025
          Valuation allowance                              (6,025)
          Net tax benefit                            $          0

As of June 30, 2002, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Premier adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share as though all shares of Class A common stock issuable by Premier were outstanding, which includes 3,000,000 warrants to purchase common stock and 165,000 options to purchase common stock.

Advertising Costs
-----------------

Premier expenses the production costs of advertising the first time the advertising takes place.

Fiscal Year
-----------

The Company elected December 31 as its fiscal year end.

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee for the six-months ended June 30, 2002 is as follows:

Sales                                                 $0
Gross Profit                                          $0
Net income (loss) from continuing operations          $(7,950)
Net income (loss)                                     $(7,950)


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

On April 12, 2002, Premier issued an aggregate of 45,000 options (15,000 to each member of its three person Board of Directors) to purchase shares of Premier's Class A voting common stock at a purchase price of three-dollars ($3.00) per share. These options, issued to each director and officer as compensation, in lieu of cash, for services, were "out-of-the-money" when issued and therefore were recorded as having no value at the time of issue. The options vested immediately and expire on the fifth anniversary of the date of their issuance.


NOTE E - RELATED PARTY TRANSACTIONS

Premier utilizes a portion of a director's personal residence as its primary office without charge.

NOTE F - DONATED SERVICES

For the period ended June 30, 2002, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $600 and Victoria Carlton, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600. The donated value of these services was recorded as contributed capital.

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

Results of Operations

     For the ease of reference, we refer to the three months ended June 30, 2002 as the quarter ended June 30, 2002 and the period of six-months ended June 30, 2002 as the six-months ended June 30, 2002. Additionally, we refer to the three months ended June 30, 2001 as the quarter ended June 30, 2001 and the period of March 29, 2001 (inception) through June 30, 2001 as the six-months ended June 30, 2001. We reference the current fiscal year which ends on December 31, 2002 as fiscal 2002.

Revenues

     For the quarter ended June 30, 2002, we generated revenues of $2,950 compared to no revenue generated for the quarter ended June 30, 2001. These revenues were generated entirely from management fees associated with being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us.

     For the six-months ended June 30, 2002, we generated revenues of $7,950 compared to no revenue generated for the six-months ended June 30, 2001. These revenues were all generated from being the Managing Partner of our joint venture project.

     We had earlier projected generating a minimum of $5,000 from the joint venture project for the quarter ended June 30, 2002 and $10,000 for the six-months ended June 30, 2002. However, because we have caused delays to the joint venture project as a result of changes in our management earlier this year and continuing delays with our pending listing on the over-the-counter bulletin board (OTCBB), we came to an understanding with our joint venture partner, Tiki Hut Enterprises, Ltd., and agreed to pro-rate our management fees for the quarter ended June 30, 2002. As a result of our management induced delays in the joint venture, we are foregoing all management fees during the current fiscal quarter ending September 30, 2002. We anticipate resuming our management fees from this joint venture project during the last quarter of fiscal 2002. We currently anticipate generating a maximum of $5,000 in management fees throughout the remainder of fiscal 2002.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and director fees, and totaled $4,146 for the quarter ended June 30, 2002, an increase of $1,371, or 49%, compared to $2,775 for the quarter ended June 30, 2001.

     For the six-months ended June 30, 2002, our operating expenses totaled $13,921, an increase of $9,881, or 245%, compared to $4,040 for the six-months ended June 30, 2001. The increase was primarily attributed to operating for a full six-months versus a partial six-month period, as well as increased costs associated with exploring prospective new joint venture and consulting projects.

     Other Expenses. We experienced a decline in the value of our holdings of marketable securities, which consist of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH), during the quarter ended June 30, 2002 and the six-months ended June 30, 2002 of ($8,500), or (53.1%), and ($15,500), or
(67.4%), respectively. The shares of Inform Worldwide were quoted at $0.15 a share on June 28, 2002 (the last day the markets traded during the quarter ended June 30, 2002), which represents an aggregate loss of ($15,940), or (68.0%) from our acquisition price of $23,440, or $0.4688 per share of IWWH acquired on March 31, 2001. This decline in Inform Worldwide share value was recorded as an unrealized loss on our statement of operations.

     We also recorded an expenses of ($590) and ($1,590) for the quarter ended June 30, 2002 and the six-months ended June 30, 2002, respectively. These expenses were to write-down the decline in value associated with our ownership in the Coconut Grove Group, Ltd. joint venture project. We are accounting for our ownership using the equity method of accounting. The joint venture experienced a loss of ($2,950) during the quarter ended June 30, 2002 and a loss of ($7,950) for the six-months ended June 30, 2002. Our write-down reflects our 20% ownership in the joint venture project.

Operating Loss

     Our operating loss for the quarter ended June 30, 2002 was ($1,196), which represents a improvement of $1,579, or 56.9%, compared to an operating loss of ($2,775) for the quarter ended June 30, 2001. This improvement is the result of increasing revenues which offset increases in operating expenses.

     For the six-months ended June 30, 2002 our operating loss increased $1,931, or 47.8%, to ($5,971) compared to ($4,040) for the six-months ended June 30, 2001. This increase was attributable primarily to fact we were operational during the entire six-months ended June 30, 2002 and were not operational for a full six-months during the six-months ended June 30, 2001.

Net Loss

     We experienced a net loss of ($10,286), or NIL per share, for the quarter ended June 30, 2002, an increase of $571, or 5.9%, compared to a net loss of ($9,715), or NIL per share, for the quarter ended June 30, 2001. Our net loss for the six-months ended June 30, 2002 was ($23,061), or NIL per share, which represents an increase of $12,081, or 110.0%, compared to ($10,980), or NIL per share, for the six-months ended June 30, 2002. The increase in net loss for both the quarter ended June 30, 2002 and the six-months ended June 30, 2002 was attributed primarily to a steep decline in the value of our Inform Worldwide Holdings, Inc. common stock holdings, increases in our general operating expenses, and a decrease in the equity value of our Coconut Grove Group joint venture project.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash provided by operating activities for the quarter ended June 30, 2002 was $2,950 compared to zero for the quarter ended June 30, 2001 and was $4,070 for the six-months ended June 30, 2002 compared to zero for the six-months ended June 30, 2001.

     As of June 30, 2002, we had current assets aggregating $17,693, comprised of $10,193 in cash or cash equivalents and marketable securities consisting of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH) valued at $7,500. We anticipate selling a significant portion, if not all, of our Inform Worldwide holdings during fiscal 2002. However, because general market conditions have not been favorable in fiscal 2002 we will continue to wait until more favorable conditions return before selling any of our IWWH holdings. The amount of the net proceeds we will receive from the sales of these marketable securities cannot be predicted at this time.

     As of June 30, 2002 we had other assets consisting of a $56,743 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method and experienced a decrease in value of ($590) during the quarter ended June 30, 2002 and a decrease in value of ($1,590) for the six-months ended June 30, 2002. Our initial investment in this joint venture project was valued at $60,000.

     As of June 30, 2002, we had no liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments that are not commensurate with increases in revenues and gross subsequent profits.


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

     As of July 29, 2002 this asset was valued at $5,750 (the last quoted price for IWWH common stock reported by the OTC Bulletin Board was $0.115 per share), representing an unrealized loss of ($17,690), or (75.5%). In general, since our investment on March 31, 2001, IWWH's common stock has been thinly traded and the trading we have seen has been somewhat erratic leading to extreme price movements and tremendous volatility. We anticipate this volatility will continue throughout fiscal 2002 and impact subsequent quarterly results until we have liquidated the entire investment.

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

     We are the Managing Partner of this joint venture and, as such, are to receive a management fee in addition to our share in the joint venture's net profits. Our separate management fee is to be two-percent (2%) of the joint venture's net profits, or US$5,000 per fiscal quarter, whichever is greater.
Our management fee is not to aggregate less than US$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by the joint venture. Because we do not anticipate the joint venture to begin generating material revenues and net profits until at least the Fall of fiscal 2003, we anticipate generating management fees of $5,000 per fiscal quarter throughout fiscal 2003, or until the joint venture achieves material revenues and net profits.

     Our joint venture project has been significantly delayed by our change of management earlier this year and continuing delays with our pending listing on the over-the-counter bulletin board (OTCBB). Because these delays were caused by us and not our joint venture partner, Tiki Hut Enterprises, Ltd., we came to an understanding and mutual agreement with our joint venture partner. We agreed to receive a pro-rated management fee of $2,950 for the quarter ended June 30, 2002 and will forego any and all management fees due to us for the current fiscal quarter ending September 30, 2002. We anticipate resuming our management fees from this joint venture project during the last quarter of fiscal 2002 and anticipate generating a maximum of $5,000 in management fees throughout the remainder of fiscal 2002. We have also delayed the anticipated grand opening of the first Coconut Grove Grill & Blue Water Bar in Grand Cayman, Cayman Islands until the Fall of 2003 as a result of these delays.

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

Factors That May Affect Future Results

     We believe that our current available cash along with the proceeds, if any, from the future sale of our marketable securities, the anticipated revenues generated from our ownership and management fees associated with the Coconut Grove Group, Ltd. joint venture, continued contributions from our executive officers and members of our Board of Directors and Advisory Board, and any net proceeds received from the anticipated exercise of some of our issued and outstanding warrants should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least the next 12 months of operation.

     For the quarter ended June 30, 2002 and the six-months ended June 30, 2002, and despite our overall net loss, we were cash flow positive, generating $2,920 and $4,070, respectively, in cash. We anticipate on being cash flow negative during the current fiscal quarter ending September 30, 2002, but should return to cash flow positive during the last fiscal quarter of fiscal 2002. While we anticipate on generating increasing revenues from both management fees and consulting efforts which, in turn, should lead to improvements to our limited cash flows we must caution the reader, however, that despite currently being cash flow positive, any moderate increase in expenses without commensurate increases in revenues could cause us to become cash flow negative.

     Additionally, our officers and directors (Eric R. Boyer and Victoria Z. Carlton) have entered into a verbal agreement by and between themselves to support our business and provide it with adequate capital on an as needed basis. We anticipate that our officers and directors may be required to provide up to a maximum of $80,000 before we begin generating a sufficient cash flow to continue as a going concern and move beyond being a development stage corporation. Any and all advances made by our officers and directors will be unsecured and non-interest bearing.

     However, if (i) we do not generate enough revenues from our early stage operations (ii) or the future sales of our marketable securities fail to generate sufficient net proceeds (iii) or an insufficient number of our warrants are exercised, singularly or altogether, it may prevent us from further executing our business plan and cause us to seek additional sources of funding. While we have held discussions with accredited lenders and investors, we have not yet secured any secondary sources of funding. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general and broad-based unease in the equities market and the limited availability of venture capital financing sources. We cannot assure you that financing will be available and, if available to us, in amounts or on terms acceptable to us in the future.


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

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: August 14, 2002             By: /s/ Eric R. Boyer
                                       --------------------
                                       Eric R. Boyer
                                       President and CEO