Form 10QSB
period 2002-09-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2002-11-14
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  September  30,  2002

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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                Outstanding at November 14, 2002
           -----                                --------------------------------

Common  Stock,  Class  A,  $0.001  par  value                    5,350,000

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


                     PREMIER DEVELOPMENT & INVESTMENT, INC.

                                TABLE OF CONTENTS
                                   FORM 10-QSB

Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended September 30, 2002 (unaudited)
                    for the period ended December 31, 2001 (audited)....3

                  Statement of Operations (unaudited)
                    for the three months ended September 30, 2002
                    and the three months ended September 30, 2001
                    and the nine months ended September 30, 2002
                    and the nine months ended September 30, 2001........4

                  Statement of Cash Flow (unaudited)
                    for the three months ended September 30, 2002
                    and the three months ended September 30, 2001
                    and the nine months ended September 30, 2002
                    and the nine months ended September 30, 2001........5

                  Notes to Financial Statements (unaudited).............8

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation..................................13


                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings....................................19

Item 2.           Changes in Securities and Use of Proceeds............19

Item 3.           Defaults Upon Senior Securities......................19

Item 4.           Submission of Matters to a Vote of Security Holders..19

Item 5.           Other Information....................................19

Item 6.           Exhibits and Reports on Form 8-K.....................19

                  Signatures...........................................19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                     September 30,  December 31,
                                                          2002         2001
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                     ASSETS

Current  assets:
     Cash                                                $4,755        $6,123
     Marketable  securities                               4,000        23,000
     Prepaid  expenses                                        -           375
                                                        -------       -------
     Total  current  assets                              $8,755       $29,498
                                                        -------       -------
Other  assets:
     Investment  in  investee                           $56,743       $58,333
     Investment in affiliate                              5,000             -
     Loans to affiliates                                  2,500             -
                                                        -------       -------
     Total  other  assets                               $64,243       $58,333
                                                        -------       -------

Total  assets                                           $72,998       $87,831
                                                        =======       =======

                                   LIABILITIES

Current  liabilities:
                                                        $     -       $     -
                                                        -------       -------
    Total  current  liabilities                         $     -       $     -
                                                        =======       =======
Stockholders'  equity:
    Common  stock,  class  A,  $0.001  par  value
       25,000,000  authorized;
       5,350,000  issued  and  outstanding              $ 5,350       $ 5,350
    Common  stock,  class  B,  $0.001  par  value
       10,000,000  authorized;
       none  issued  and  outstanding                         -             -
    Preferred  stock,  $0.001  par  value
       20,000,000  authorized;
       none  issued  and  outstanding                         -             -
    Additional  paid  in  capital                       154,140       150,540
    Accumulated  deficit                                (45,716)      (17,103)
                                                        -------       -------
                                                        113,774       138,787
     Less:  Class  A  common  stock  subscribed         (40,776)      (50,956)
                                                        -------       -------
          Total  stockholders'  equity                   72,998        87,831

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY          $72,998       $87,831
                                                        =======       =======

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

                                                                                                    March 29, 2001     Cumulative
                                                    3-months         3-months         9-months        (inception)        During
                                                      Ended            Ended            Ended           through        Development
                                                     9/30/02          9/30/01          9/30/02          9/30/01           Stage
                                                   (unaudited)      (unaudited)      (unaudited)       (audited)       (unaudited)
                                                  -------------    -------------    -------------    -------------    -------------

REVENUE
   Management fees                                       $    -          $3,333           $7,950          $3,333           $16,283
   Consulting fees                                        5,000               -            5,000               -             5,000
                                                         ------          ------           ------          ------           -------
                                                          5,000           3,333           12,950           3,333            21,283

OPERATING EXPENSES
  Salaries                                                1,200           2,400            3,600           4,800            10,800
  Professional fees                                       2,847           3,198           12,249           4,463            17,749
  Director fees                                               -             375              375               -             1,500
  Consulting services                                         -               -                -               -             1,265
  Travel and entertainment                                    -               -            1,312               -             1,312
  Filing fees                                             2,908               -            2,908               -             9,244
  Miscellaneous                                              97             107              529             107             2,432
                                                       ---------       ---------        ---------       ---------         ---------
  Total operating expenses                                7,052           6,080           20,973          10,120            44,302
                                                       ---------       ---------        ---------       ---------         ---------
 (Loss) on operations                                    (2,052)         (2,747)          (8,023)         (6,787)          (23,019)
                                                       =========       =========        =========       =========         =========
Other income (expense)
   Equity in earnings (loss) of investee                      -               -           (1,590)           (667)           (3,257)
   Unrealized gain (loss) on marketable securities       (3,500)         (4,000)         (19,000)        (10,940)          (19,440)
                                                        ---------      ---------        ---------       ---------         ---------
   Total other income (expense)                          (3,500)         (4,000)         (20,590)        (11,607)          (22,697)

Net income (loss)                                        (5,552)         (6,747)         (28,613)        (18,394)          (45,716)
                                                       =========       =========        =========       =========         =========
Earnings (loss) per common share

    Basic                                                 NIL             NIL               NIL            NIL              (0.01)
                                                       =========       =========        =========       =========         =========
    Fully diluted                                         NIL             NIL               NIL            NIL                NIL
                                                       =========       =========        =========       =========         =========
Weighted average number of shares
    Basic                                              5,350,000       3,781,319        5,350,000       3,324,550         4,567,273
                                                       =========       =========        =========       =========         =========
    Fully diluted                                      8,515,000       8,151,319        8,515,000       7,694,550         7,732,273
                                                       =========       =========        =========       =========         =========

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                                                                                                    March 29, 2001     Cumulative
                                                    3-months         3-months         6-months        (inception)        During
                                                      Ended            Ended            Ended           through        Development
                                                     9/30/02          9/30/01          9/30/02          9/30/01           Stage
                                                   (unaudited)      (unaudited)      (unaudited)       (audited)       (unaudited)
                                                  -------------    -------------    -------------    -------------    -------------


Cash flows from operating activities:
   Net (loss) earnings                             $  (5,552)       $  (6,747)       $ (28,613)         $ (18,394)        ($45,716)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Unrealized loss in marketable securities         3,500            4,000           19,000             10,940           19,440
      Equity in (earnings) loss of investee                -                -            1,590                667            3,257
      Common stock issued in connection with
        exercise of stock options for payment
        of expenses                                    2,914                -           10,180                  -           12,214
      Common stock issued in connection with
        services provided by directors                     -                -                -              1,500            1,500
      Common stock issued in connection with
        services provided by consultants                   -                -                -              1,250            1,250
      Donated services of officers                     1,200            2,400            3,600              4,800           10,800
   Decrease (increase) in current assets:
      Prepaid expenses                                     -              375              375               (750)               -
   Increase (decrease) in current liabilities:
      Accounts payable                                     -                -                -                 15                -
                                                    --------         --------         --------           --------         --------
   Net cash provided by (used) in operations           7,614            6,775           34,745             18,422           48,461

Cash flow from financing activities:
      Loan from related party                              -              300                -                300                -
      Loan to affiliate                               (2,500)               -           (2,500)                 -           (2,500)
      Investment in affiliate                         (5,000)               -           (5,000)                 -           (5,000)
                                                    --------         --------         --------           --------         --------
Net cash provided by (used) in financing              (7,500)             300           (7,500)               300           (7,500)

Net increase (decrease) in cash                     $ (5,438)         $   328         $ (1,368)          $    328          $ 4,755

Cash at beginning of the period                       10,193                -            6,123                  -                -

Cash at end of the period                           $  4,755         $    328         $  4,755           $    328         $  4,755
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

    The Company provided consulting services to an affiliated entity, Restaurant Training Corporation valued at $5,000. The Company received 200,000 shares of stock in Restaurant Training Corporation in lieu of cash resulting in a valuation of $0.025 for each share received. These shares represent an aggregate ownership of 4.0% of the total 5,000,000 issued and outstanding shares of common stock in Restaurant Training Corporation.

                                       PREMIER DEVELOPMENT & INVESTMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                    MARCH 29, 2001 (INCEPTION) TO JUNE 30, 2002



                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services       1,500,000   1,500            -             -      1,500

  Issuance of common stock
   to consultants for services     1,250,000   1,250            -             -      1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000     350       23,090             -     23,440

  Issuance of common stock
    in connection with the
    investment in Coconut
    Grove Group, Ltd.              1,000,000    1,000      59,000             -     60,000

  Issuance of common stock
    in connection with the
    exercise of stock options      1,250,000    1,250      61,250             -     62,500

  Donated services by officers             -          -     7,200             -      7,200

  Net loss during period                   -          -         -       (17,103)   (17,103)
                                ------------- -----------  --------  ------------  --------

BALANCE, DECEMBER 31, 2001         5,350,000  $  5,350  $ 150,540     $ (17,103)  $ 138,787
                                   ========== ========= =========  =============  =========

  Donated services by officers             -          -    3,600             -       3,600

Net loss during period                     -          -        -       (28,613)    (28,613)
                                ------------- -----------  --------  ------------  --------

BALANCE, JUNE 30, 2002             5,350,000  $ 5,350  $ 154,140     $ (45,716)  $ 113,774
                                   ========== ========= =========  =============  =========


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Amended Annual Report for the fiscal year ended on December 31, 2001 filed on Form 10-KSB/A on April 19, 2002.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on March 29, 2001 through September 30, 2002. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though the future sales of its Inform Worldwide Holdings, Inc. (OTCBB: IWWH) and Restaurant Training Corporation (currently registering itself with the Securities and Exchange Commission) common stock, anticipated revenues generated from the Company's ownership and management fees associated with its Coconut Grove Group, Ltd. joint venture project, and continued contributions from the executive officers and members of the Board of Directors and Advisory Board, along with any potential net proceeds from the anticipated exercise of some, or all, of the Company's issued and outstanding warrants. All together these events should allow the Company to meet its forecasted working capital and capital expenditures through the end of the fiscal year ending on December 31, 2003. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Investment in Affiliate
-----------------------

Premier performed consulting services valued at $5,000 for the benefit of Restaurant Training Corporation, a privately held service corporation. In lieu of a cash payment Premier received 200,000 shares of Restaurant Training common stock which were valued at $0.025 for each share of common stock received and represent an aggregate ownership of 4.0% of Restaurant Training's total issued and outstanding shares (5,000,000) of common stock. Restaurant Training is currently in the process of registering itself with the Securities and Exchange Commission. Upon completion of the registration process it intends to apply for a listing on the OTC Bulletin Board.

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

Since its inception, Premier has an accumulated loss of $45,716 for income tax purposes, which can be used to offset future taxable income through 2016. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $      6,857
          Valuation allowance                              (6,857)
          Net tax benefit                            $          0

As of September 30, 2002, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee for the nine-months ended September 30, 2002 is as follows:

Sales                                                 $     0
Gross Profit                                          $     0
Net income (loss) from continuing operations          $(7,950)
Net income (loss)                                     $(7,950)


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

NOTE F - DONATED SERVICES

For the period ended September 30, 2002, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $600 and Victoria Carlton, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600. The donated value of these services was recorded as contributed capital.


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

Results of Operations

     For the ease of reference, we refer to the three months ended September 30, 2002 as the quarter ended September 30, 2002 and the period of nine-months ended September 30, 2002 as the nine-months ended September 30, 2002. Additionally, we refer to the three months ended September 30, 2001 as the quarter ended September 30, 2001 and the period of March 29, 2001 (inception) through September 30, 2001 as the nine-months ended September 30, 2001. We reference the current fiscal year which ends on December 31, 2002 as fiscal 2002 and the upcoming fiscal year which will end on December 31, 2003 as fiscal 2003.

Revenues

     For the quarter ended September 30, 2002, we generated revenues of $5,000 which was a 50.0% increase when compared to the $3,333 in revenue we generated for the quarter ended September 30, 2001. These revenues were generated entirely from consulting fees. We received no management fees during the quarter ended September 30, 2002 for being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us.

     For the nine-months ended September 30, 2002, we generated revenues of $12,950 which was a 288.5% increase when compared to the $3,333 revenue we generated for the nine-months ended September 30, 2001. These revenues were all generated entirely from consulting fees and management fees associated with being the Managing Partner of our Coconut Grove Group joint venture project.

     We do not anticipate generating any revenues from management fees associated with being the Managing Partner of our Coconut Grove Group joint venture project during the current fiscal quarter ending December 31, 2002. This is by mutual agreement with our joint venture partner, Tiki Hut Enterprises, Ltd., as a result of the delays incurred in the progress and development of the joint venture project as a result of changes in our management earlier this fiscal year and continuing delays with our pending listing on the over-the-counter bulletin board (OTCBB).

Because of recent progress associated with our pending listing and discussions with our joint venture partner, we now anticipate generating management fees equivalent to half the amount we would ordinarily receive during the fiscal quarter ending March 31, 2003. This reduced amount is anticipated to equal $2,500. For each fiscal quarter thereafter we shall receive the full amount we are entitled to receive which is a minimum of $5,000 for each quarter. Thus, we anticipate receiving minimum aggregate management fees of $17,500 during the course of fiscal 2003.

Expenses

     Operating Expenses. Our operating expenses consisted primarily of personnel expenses, professional fees, consulting fees and filing fees, and aggregated $7,052 for the quarter ended September 30, 2002. This represented an increase of $972, or 16.0%, compared to $6,080 for the quarter ended September 30, 2001.

     For the nine-months ended September 30, 2002, our operating expenses totaled $20,973, an increase of $10,853, or 107.2%, compared to $10,120 for the nine-months ended September 30, 2001. The increase was primarily attributed to operating for a full nine-months versus a partial nine-month period, as well as increased costs associated with exploring prospective new joint venture and consulting projects and continuing expenses related to maintaining compliance with Securities and Exchange Commission (SEC) reporting requirements and working with the National Association of Securities Dealers (NASD) towards our pending over-the-counter bulletin board (OTCBB) listing.

     Other Expenses. We experienced another decline in the value of our holdings of marketable securities, which consist of 50,000 shares of Inform Worldwide Holdings, Inc. (OTCBB: IWWH), during the quarter ended September 30, 2002 and the nine-months ended September 30, 2002 of ($3,500), or (46.7%), and ($19,000), or (82.6%), respectively. The shares of Inform Worldwide were quoted at $0.08 a share on September 30, 2002, which represents an aggregate loss of ($19,440), or (82.9%) from our acquisition price of $23,440, or $0.4688 per share of IWWH acquired on March 31, 2001. This decline in Inform Worldwide share value was recorded as an unrealized loss on our statement of operations.

     We also recorded an expenses of ($1,590) and ($667) for the nine-months ended September 30, 2002 and the nine-months ended September 30, 2001, respectively. These expenses were to write-down the decline in value associated with our ownership in the Coconut Grove Group, Ltd. joint venture project. Because the joint venture project has been on hold there were no such expenses or income associated with it during the quarters ended September 30, 2002 and September 30, 2001. We are accounting for our ownership using the equity method of accounting. Our write-downs reflect our 20% ownership in the joint venture project.

Operating Loss

     Our operating loss for the quarter ended September 30, 2002 was ($2,052), which represents a improvement of $695, or 25.3%, compared to an operating loss of ($2,747) for the quarter ended September 30, 2001. This improvement is the result of increased revenues which offset the increased operating expenses.

     For the nine-months ended September 30, 2002 our operating loss increased $1,236, or 18.2%, to ($8,023) compared to ($6,787) for the nine-months ended September 30, 2001. This increase was attributable primarily to fact we were operational during the entire nine-months ended September 30, 2002 and were not operational for a full nine-months during the nine-months ended June 30, 2001. Also contributing to the larger increase in operating loss were increases in expenses to maintain compliance with Securities and Exchange Commission (SEC) rules and regulations and new National Association of Securities Dealers (NASD) filing fees associated with our pending listing on the over-the-counter bulletin board (OTCBB) system.

Net Loss

     We experienced a net loss of ($5,552), or NIL per share, for the quarter ended September 30, 2002, which represents a decrease of $1,195, or 17.7%, compared to a net loss of ($6,747), or NIL per share, for the quarter ended September 30, 2001. Our net loss for the nine-months ended September 30, 2002 was ($28,613), or NIL per share, which represents an increase of $10,219, or 55.6%, compared to ($18,394), or NIL per share, for the nine-months ended September 30, 2002. The improvement in net loss for the quarter ended September 30, 2002 was the result of higher revenues offsetting increased expenses. The larger net loss for the nine-months ended September 30, 2002 was attributed primarily to a steep decline in the value of our Inform Worldwide Holdings, Inc. common stock holdings, increases in our general operating expenses, and a decrease in the equity value of our Coconut Grove Group joint venture project.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash decreased ($5,438) for the quarter ended September 30, 2002 compared to an increase of $328 for the quarter ended September 30, 2001. Net cash decreased ($1,368) for the nine-months ended September 30, 2002 compared to an increase of $328 for the nine-months ended September 30, 2001. The primary reason for negative cash flow experienced for the quarter and nine-months ended September 30, 2002 was $7,500 in loans and investments made in Restaurant Training Corporation, an affiliate corporation we hold a 4% ownership in equity. We anticipate positive cash flow returning either in the current fiscal quarter or the fiscal quarter ending March 31, 2003.

     As of September 30, 2002, we had current assets aggregating $8,755, comprised of $4,755 in cash or cash equivalents and marketable securities consisting of 50,000 shares of Inform Worldwide Holdings, Inc. (OTC: IWWH) valued at $4,000. Although we had been planning on selling a significant portion, if not all, of our Inform Worldwide holdings during the current fiscal quarter, our management has determined it is in our best interest to postpone any sales until market conditions improve. We intend to sell most, if not all, of these holdings as soon as practical upon improvements in market conditions. The amount of the net proceeds will receive from the sales of these marketable securities cannot be predicted at this time.

     As of September 30, 2002 we had other assets aggregating $64,243, comprised of a $5,000 investment and $2,500 loan to Restaurant Training Corporation, an affiliate company, and a $56,743 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method and experienced a decrease in value of ($1,590) during the nine-months ended September 30, 2002. Our initial investment in this joint venture project was valued at $60,000.

     As of September 30, 2002, we had no liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments that are not commensurate with increases in revenues and gross subsequent profits.


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

     As of November 8, 2002 this asset was valued at $3,500 (the last quoted price for IWWH common stock reported by the OTC Bulletin Board was $0.07 per share), representing an unrealized loss of ($19,940), or (85.1%). In general, since our investment on March 31, 2001, IWWH's common stock has been thinly traded and the trading we have seen has been somewhat erratic leading to extreme price movements and tremendous volatility. We anticipate this volatility will continue throughout fiscal 2002 and beyond and signigantly impact our quarterly results until we have liquidated the entire investment.

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

     We are the Managing Partner of this joint venture and, as such, are to receive a management fee in addition to our share in the joint venture's net profits. Our separate management fee is to be two-percent (2%) of the joint venture's net profits, or US$5,000 per fiscal quarter, whichever is greater.
Our management fee is not to aggregate less than US$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by the joint venture. Because we do not anticipate the joint venture to begin generating material revenues and net profits until at least the Fall of fiscal 2003, we anticipate generating minimal management fees of $17,500 in fiscal 2003 (we are anticipating receiving only half of our scheduled management fee for the fiscal quarter ending March 31, 2003 as a result of delays in the joint venture project caused by our changes in management earlier this fiscal year and delays in obtaining our pending listing on the over-the-counter bulletin board system).

Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand our Board of Directors and/or Advisory Board. However, none of the members of our Board of Directors or Advisory Board receives a cash salary or cash benefits, nor do we have any plans to begin paying cash salaries or cash benefits to our Board of Directors or Advisory Board members until recurrent and sustainable profitability is attained.

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

Factors That May Affect Future Results

     We believe that our current available cash along with the proceeds, if any, from the future sale of our marketable securities, the anticipated revenues generated from our ownership and management fees associated with the Coconut Grove Group, Ltd. joint venture, continued contributions from our executive officers and members of our Board of Directors and Advisory Board, and any net proceeds received from the anticipated exercise of some of our issued and outstanding warrants should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least end of fiscal 2003.

     For the quarter ended September 30, 2002 and the nine-months ended September 30, 2002, we were cash flow negative. We anticipate on returning to being cash flow positive either during the current fiscal quarter or the fiscal quarter ending March 31, 2003.

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

     However, if (i) we do not generate enough revenues from our early stage operations (ii) or the future sales of our marketable securities fail to generate sufficient net proceeds (iii) or an insufficient number of our warrants are exercised, singularly or altogether, it may prevent us from further executing our business plan and cause us to seek additional sources of funding. While we have held discussions with accredited lenders and investors, we have not yet secured any secondary sources of funding. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general and broad-based unease in the equities market and the limited availability of venture capital financing sources. We cannot assure the reader that financing will be available and, if available to us, in amounts necessary or on terms acceptable to us in the future.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(A)     Exhibits
        --------

99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)     Reports on Form 8-K
        -------------------

        None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: November 14, 2002               By: /s/ Eric R. Boyer
                                       --------------------
                                       Eric R. Boyer
                                       President and CEO

Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Restaurant Training Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victoria Z. Carlton, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of this 14th day of November, 2002.



/s/ Eric R. Boyer
-------------------------------
Eric R. Boyer
President and CEO
Premier Development & Investment, Inc.