Form 10KSB
period 2002-12-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2003-03-31
CIK 1140003

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

The Registrant's revenues for its fiscal year ended December 31, 2002 were $8,349.

The aggregate market value of the voting stock on March 25, 2003 (consisting of Common Stock, Class A, $0.001 par value per share) held by non-affiliates was approximately $4,294,110 based upon the most recent sales price for such Common Stock on said date ($4.95). On such date, there were 1,675,000 shares Of Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No


TABLE OF CONTENTS

RISK FACTORS ................................................................ 3

PART I ...................................................................... 5
     Item 1.  Description of Business ....................................... 5
     Item 2.  Description of Property ...................................... 13
     Item 3.  Legal Proceedings ............................................ 13
     Item 4.  Submission of Items to a Vote of Security Holders ............ 13

PART II  ................................................................... 13
     Item 5.  Market for Common Equity and Related Stockholder Matters ..... 13
     Item 6.  Management's Discussion and Analysis or Plan of Operation .... 14
     Item 7.  Financial Statements ......................................... 17
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 17

PART III ................................................................... 17
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act  ........... 17
     Item 10. Executive Compensation ....................................... 21
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management ................................................... 24
     Item 12. Certain Relationships and Related Transactions................ 26
     Item 13. Exhibits and Reports on Form 8-K ............................. 26

SIGNATURES ................................................................. 27

INDEX TO FINANCIAL STATEMENTS .............................................. F-1

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

     As of December 31, 2002, we had limited revenues and an accumulated deficit of ($54,742). Although we anticipate our revenues will increase during the second half of the fiscal year ending December 31, 2003 as our business plan is executed, we can give no assurances that this will occur, and if it does occur that the increases in revenues will lead to profitability by offsetting any associated increases in operating expenses. Furthermore, we can give no assurances that if profitability is reached due to increases in revenues that we will be able to maintain such profitability.


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

     We are incorporated in the State of Nevada, but are involved in business activities outside of the United States. Some of the businesses we have partnered with, namely Tiki Hut Enterprises, Ltd., and may engage in future business with are foreign entities and their owners foreign persons. As a result, most, if not all, of their assets are located outside of the United States. In the event we needed to enforce a liability against any such entity or person, it may be difficult or impossible to serve process within the United States or to enforce any judgment(s) for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which any of these businesses may be incorporated, persons reside in or where their assets are located (i) would enforce any judgment(s) of U.S. courts obtained in actions against them based upon civil liability provisions of applicable U.S. laws or (ii) would enforce, in original actions, liabilities against them based upon these laws.


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


Our common stock may become subject to the penny stock rules.

     Our common stock was quoted as closing at $4.95 a share on March 25, 2003 thereby making it subject to the Securities and Exchange Commission's "penny stock rules".

     The SEC has adopted a set of rules called the "penny stock rules" that regulate broker-dealer securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information regarding transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with other information. The penny stock rules require that prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. If our stock remains subject to the penny stock rules investors in our common stock may find it more difficult to sell their common stock.

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

Our Industry Overview

     In the United States, consumers are drinking and eating at restaurants and bars at ever increasing rates. According to the National Restaurant Association, the restaurant industry is expected to generate approximately $426.1 billion in sales during the course of 2003. This is up about 4.5% over 2002, making the restaurant and bar industry one of the few growth industries still performing well in the current worldwide economic slowdown.

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

     Coconut Grove is a theme-based restaurant and bar concept currently under development. Presently there are no operating units nor are any units currently under construction. We anticipate construction on the first unit will commence later this year with the grand opening of the first unit within six months from the start of construction.

     CG Group was initially capitalized with a US$3,000,000 cash investment from Tiki Hut and an investment by us of 1,000,000 restricted shares of our common stock. Neither Tiki Hut nor us are under any obligations to make any additional capital contributions.

     Our investment and ownership in CG Group will be valued on our balance sheet at US$60,000. The investment has been recorded on our balance sheet using the equity method of accounting.

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

     Presently we are working with a real estate consultant to evaluate prospective retail locations and possible building sites for our Grand Cayman located Coconut Grove. We are presently evaluating the merits of three prospective sites. We anticipate concluding negotiations and securing a site no later than this summer.

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

Strategic Alliances and Relationships

     In February 2003 Premier entered into a strategic alliance with Stag Financial Group, Inc. Through this strategic alliance Premier and Stag Financial will work together to conceive and fund new restaurant and bar joint venture projects, engage in two to four registered "spin-offs" each year via stock dividends to Premier's loyal shareholders while increasing Premier's net income and enhancing its balance sheet, and create new financing opportunities to address Premier's growth and expansion needs. This strategic alliance is expected to be accretive to Premier's earnings per share (EPS) for the fiscal year ending December 31, 2003 and beyond.

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

Employees

     As of March 25, 2003, we had two full-time employee.

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

Intellectual Property

     We currently do not own any trademarks or servicemarks. The terms "Coconut Grove Grille & Blue Water Bar", "Sunset Margarita", "Blue Stingray" and "Pirates Passion" mentioned in this annual report are trademarks and servicemarks belonging to CG Group. As we grow and develop additional theme-based concepts, we intend to register their respective trademarks and servicemarks with the United States Patent and Trademark Office and other similar international bureaus.

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

     We may become subject to "dram-shop" statues in various states which we may open or operate a restaurant and bar. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We intend to purchase liability insurance for protection against such potential liabilities that is consistent with coverage carried by other competitors in the restaurant and bar industry. However, even with such insurance coverage, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

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


Item 2.  Description of Property

     One of our directors currently provides us with approximately 500 square feet of office space free of charge in a building he owns. He has no plans to begin charging us a rent during the current fiscal year ending December 31, 2003 for the usage of this space.

Item 3.  Legal Proceedings

     We are not currently party to any legal proceedings, nor are we aware of any pending or threatened actions against us.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our Common Stock was approved for trading on the OTC Bulletin Board market on December 20, 2002. No quotes were submitted by National Association of Securities Dealers (NASD) market making firms during the fiscal year ended December 31, 2002 nor did any trading activity occur during the fiscal year ended December 31, 2002.

     As of March 25, 2003 five NASD market making firms were quoting our common stock on the OTC Bulletin Board market. Our common stock had a closing price of $4.95 a share on March 25, 2003.

     As of March 25, 2003, we had approximately 61 stockholders of record. This does not include stockholders who might be holding common stock in their accounts at broker-dealers.

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

Share Exchange Offer and Recent Sales of Unregistered Securities

     On January 30, 2003 we announced a Share Exchange Offer to our stockholders of record. Under the terms of this Share Exchange stockholders were allowed to exchange their common stock into shares of $25 Convertible Preferred Class A stock. The exchange ratio was set for every five shares of common stock tendered stockholders would receive one share of the new preferred stock. The Share Exchange Offer expired on February 28, 2003.

     Prior to the Share Exchange Offer we had 5,350,000 shares of common stock issued and outstanding. Our stockholders tendered an aggregate of 3,675,000 shares of common stock in exchange for 735,000 shares of the new preferred stock. Our Board of Directors ordered the cancellation of the shares of common stock tendered in this Share Exchange Offer which resulted in us reducing our issued and outstanding shares of common stock to an aggregate of 1,675,000 shares.

The newly issued $25 Convertible Preferred Stock Class A stock pays an annual 4% dividend payable in preferred stock. After holding the preferred stock for a minimum of one year, the holder may opt to convert it into registered shares of common stock at a ratio of five shares of common stock for each share of preferred stock converted. Additionally, we reserve the right to call for the conversion of the preferred stock at any time after the minimum one year holding period (March 1, 2004). Each share of preferred stock carries five votes in all stockholder voting matters. Premier relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.
By virtue of the stockholders' ongoing relationships with Premier, each had a history with Premier and access to all relevant information relating to Premier's business and represented that each had the required investment intent. In addition, all certificates of the preferred stock issued bear an appropriate restrictive legend.

     The remainder of the information required by this item relating to Recent Sales of Unregistered Securities is incorporated herein by reference to our Amendment No. 5 to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2001 and Forms 10-QSB filed with the Commission during the fiscal year ended December 31, 2002.


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

Results of Operations

     For the ease of reference, we refer to the fiscal year ended on December 31, 2002 as fiscal 2002 or the fiscal year ended December 31, 2002. Subsequently, our present fiscal year, also referenced as fiscal 2003, ends on December 31, 2003.

Revenues

     For the fiscal year ended December 31, 2002, we generated sales of $8,349. This represents a 0.2% increase over the prior year's sales of $8,333. These revenues consisted of $5,000 in consulting services and $3,349 in management fees associated with being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us.

Expenses

     Operating Expenses. Operating expenses increased $1,989, or 8.5%, to $25,318 compared to $23,329 for the prior fiscal year. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and director fees. Of these operating expenses, $7,237 were paid with cash, $13,281 were paid for through the issuance of our common stock and $4,800 were donated by our executive officers. The increase is primarily attributable to our operating for a full 12-month fiscal year compared to a short fiscal year for the preceding period (March 29, 2001, inception, through December 31, 2001)

     Other Expenses. We experienced a sharp decline in the value of our marketable securities, particularly those of Inform Worldwide Holdings, Inc. (OTC: IWWH) which consists of 50,000 shares of common stock. The shares of Inform Worldwide were quoted at $0.06 a share on December 31, 2002, which represented a ($20,440), or (87.2%), decline from our acquisition price of $23,440, or $0.4688 per share of IWWH acquired, on March 31, 2001. This decline in Inform Worldwide share value was recorded as an unrealized loss on our statement of operations, and represents 53.1% of our overall loss for fiscal 2002.

Net Loss

     We experienced a net loss of ($37,639), or NIL per share, for the fiscal year ended December 31, 2001 compared to ($17,103), or NIL per share, for the preceding fiscal year. This loss was attributed primarily through our ongoing operating expenses, a slight decrease in the equity value of our Coconut Grove Group joint venture project, and an significant unrealized loss on our marketable securities.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash used by operating activities for the fiscal year ended December 31, 2002 was ($6,013) compared to the $6,123 provided for by operations for the preceding fiscal year.

     As of December 31, 2002, we had current assets consisting of $110 in cash or cash equivalents, marketable securities valued at $8,000, and receivables of $2,500. We anticipate selling a significant portion, if not all, of our available marketable securities over the course of the next twelve months. The amount of the net proceeds we will receive from the sales of these marketable securities cannot be predicted at this time.

     As of December 31, 2002 we had other assets consisting of a $57,663 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method and experienced a decrease in value of ($670) during fiscal 2002. Our initial investment in this joint venture project was valued at $60,000.

     As of December 31, 2002, we had no liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments without concurrent increases in revenues and assets, thereby offsetting any potential increases in liabilities.


Plan of Operation

General

     We are a development stage restaurant and bar business. Our plan of operation is to invest in and develop a series of theme-based restaurant and bar properties that can evolve into stand alone chains or franchise opportunities. Because we have limited investment capital and restricted access to capital markets, our strategy for initial operations is to develop new restaurant and bar concepts through joint ventures, equity investments or partnership agreements.

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

     We are the Managing Partner of this joint venture and, as such, are to receive a management fee in addition to our share in the joint venture's net profits. Our separate management fee is to be two-percent (2%) of the joint venture's net profits, or US$5,000 per fiscal quarter, whichever is greater.
Our management fee is not to aggregate less than US$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by the joint venture. Because we do not anticipate the joint venture to begin generating material revenues and net profits until at least the Fall of fiscal 2003, we anticipate generating management fees of $5,000 per fiscal quarter until the joint venture achieves material revenues and net profits.

Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand our Board of Directors and/or Advisory Board. However, none of the members of our Board of Directors or Advisory Board receives a cash salary or cash benefits, nor do we have any plans to begin paying cash salaries or cash benefits to our Board of Directors or Advisory Board members during the current fiscal year ending December 31, 2003.

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

Factors That May Affect Future Results

     We believe that the proceeds from the future sale of our marketable securities, the anticipated revenues generated from our ownership and management fees associated with the Coconut Grove Group, Ltd. joint venture, continued contributions from our executive officers and members of our Board of Directors and Advisory Board, and any net proceeds received from the anticipated exercise of some of our issued and outstanding warrants should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least the end of fiscal 2003.

     For the fiscal year ended December 31, 2002, we were cash flow negative. We expended ($6,013) more in cash than we generated during fiscal 2002. We anticipate our operations will continue consuming similar amounts of cash until we can secure a significant and recurrent stream of revenue.

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

     However, if (i) we do not generate enough revenues from our operations (ii) or future sales of our marketable securities fail to generate sufficient net proceeds (iii) or an insufficient number of our warrants are exercised, singularly or altogether, it may prevent us from further executing our business plan and cause us to seek additional sources of funding. While we are in discussions with accredited lenders and investors, we have not yet secured any secondary sources of funding. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general unease in the equities market and the limited availability of venture capital financing sources. We cannot assure you that financing will be available and, if available to us, in amounts or on terms acceptable to us in the future.


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


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers and key management personnel, including their ages and respective positions as of March 25, 2003, are as follows:

                                                                      Director
       Name          Age    Position                                   Since
       ----          ---    --------                                  --------
Eric R. Boyer        33     Co-Founder, President, Chief Executive     2001
                            Officer and Director

Victoria Z. Carlton  27     Co-Founder, Director, Treasurer and        2001
                            Secretary

Andrew L. Jones      29     Chairman of the Board                      2002

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

ERIC BOYER is one of our co-founders and has served as a Director since our inception in March 2001. He became our President and Chief Executive Officer in April 2002. Prior to assuming his executive duties at Premier, Mr. Boyer worked at Griff's Landing in Frederick, Maryland, a casual dining downtown restaurant and bar. Prior to taking on his responsibilities at Premier and Griff's Landing in November 2001, Mr. Boyer spent more than 12 years in the advertising and television industry. He remains a partner and Senior Editor at Prism Digital Post, a company he help co-found in March 2000 in Alexandria, Virginia. Mr. Boyer's creativity has been utilized in many national advertising and market campaigns and can still be seen today. Mr. Boyer's duties include editing and creative input on all phases of production. He also has approval of all new purchases and installation of equipment. Prior clients include Choice Hotels, Arby's, Southwest Airlines, Southwestern Bell, Bell Atlantic, Ponderosa Restaurants, Texas and Maryland tourism departments, and a broad spectrum of political races around the country. Mr. Boyer also does some subcontracting work for the major networks for special events across the country such as O's TV (Baltimore Orioles special programming), Presidential Inaugurals for NBC, and the Antiques Road Show on the Public Broadcast System (PBS). Before co-founding Prism, Mr. Boyer worked as a freelance editor through a temporary agency for broadcast and production professionals called the International Creative Alliance (ICA), which he is still a member. As a freelance editor he traveled the country editing and training people on equipment usage. Prior to his freelance work, Mr. Boyer worked as a Senior Editor at 501 Group in Austin, Texas between February 1997 and February 1999.

VICTORIA CARLTON is one of our co-founders and has served as a Director, Treasurer and Secretary since our inception in March 2001. Ms. Carlton concurrently serves as the President and CEO of Restaurant Training Corporation, an affiliated company. Prior to joining Premier in a full-time capacity in November 2001 she served as Human Resources Coordinator for Theochem Corporation, an international chemical company located in Tampa, Florida. She joined Theochem in April 2001 where her duties include processing all applicants, advertising, screening and interviewing for open positions, as well as conducting orientation for all new hires and disseminating benefits information. Prior to her current position, she worked for IBM from June 1997 through June 2000 where she worked with the Global Services and eBusiness development teams on the Y2K eBusiness Customer Readiness Project helping clients upgrade their systems for Year 2000 compliance issues. Prior to joining IBM, Ms. Carlton worked in retail as a manager at Linen Supermarket. Ms. Carlton attended the University of South Florida in Tampa, Florida.

ANDREW JONES has been a director since April 2002. Prior to becoming a full director Mr. Jones had been a member of our Advisory Board since May 2001. He is currently the Director of Sales for Affordable Access, Inc. ("AAI"), a Texas legal services plan corporation with members throughout the state of Texas. AAI plans to begin operations in other states in 2003 and rapidly become a strong force throughout the United States in the legal services plan industry. Mr. Jones is also the 2001-2002 President-elect and Director and 2000-2001 Secretary of the North Dallas Bar Association. Mr. Jones also serves as a member of the Board of Directors at Stag Financial Group, Inc. Mr. Jones holds the degree of Bachelor of Arts in Government from the University of Texas at Austin and the degree of Juris Doctorate from the Baylor University School of Law. Mr. Jones is licensed to practice law by the Supreme Court of Texas and has been admitted to federal practice in the United States District Court for the Northern District of Texas.


ADVISORY BOARD

     Our Advisory Board members provide our Board of Directors and executive officers with strategic guidance in general management, sales and marketing, and the food and beverage industry. Members of our Advisory Board are not eligible to vote in any voting matters brought before our Board of Directors. Our Advisory Board members and their backgrounds are:

General Management Guidance

ADON SITRA has been a member of our Advisory Board since May 2001. Mr. Sitra has over thirty years experience in commercial real estate analysis, development and brokerage. Mr. Sitra founded Sitra Corp. in 1980 and has retained sole ownership since its inception. Mr. Sitra acquired, developed and managed over $14,000,000 of real estate for his company and select investors during the 1980s. He was selected to the Chamber of Commerce's V.I.P. List and Business Leaders List in Austin, Texas. In 1991 Mr. Sitra expanded Sitra Corp. to include Employee Benefits, which now operates as an independent profitable division. Mr. Sitra holds a B.B.A. from Texas Christian University in Fort Worth, Texas. Additionally, Mr. Sitra is the father of J. Scott Sitra who is the controlling person of Stag Financial Group, Inc., an entity that is a significant beneficial owner of our business and a strategic alliance partner.


Sales and Marketing Guidance

AL DELISLE has been a member of our Advisory Board since May 2001. Mr. Delisle has over 10 years experience in channel sales management of value added resellers and system integrators within the IT industry. He currently works as an independent Business Development consultant. Prior to his current position he co-founded in August 1997 Inform Worldwide Holdings, Inc. (OTCBB: IWWH), formerly Anything Internet Corporation. At Inform Worldwide he served as a director and Channel Development Manager. He was also responsible for assisting Inform Worldwide develop an effective investor relations program. Mr. Delisle left Inform Worldwide in early July 2001 to become an independent consultant. Prior to co-founding Inform Worldwide, Mr. Delisle worked at a variety of positions for Tech Data Corporation, the second largest wholesale distributor of IT productions and solutions in the United States. Mr. Delisle currently serves as a member of the Board of Directors for Web-Designs.net, Inc. and Stag Financial Group, Inc. Mr. Delisle holds a Bachelor of Science Degree in Business Administration from Babson College and a Certificate in Strategies for E-Business Success from the Management Development Institute at Eckerd College in St. Petersburg, Florida.

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


DIRECTOR COMPENSATION

     For the fiscal year ending December 31, 2003 each of our directors received options to purchase 15,000 shares of our common stock at an exercise price of $5.00 a share. These stock options vested immediately. Additionally, we reimburse our directors for travel and lodging expenses associated with their attendance of Board meetings.

ADVISORY BOARD COMPENSATION

     Each member of our Advisory Board holds options to purchase 15,000 shares of our common stock at an exercise price of $2.00. These stock options vested immediately upon issue and expire on May 18, 2004.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2002 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2002, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.


Item 10.  Executive Compensation

     The following table sets forth the compensation paid during the fiscal year ending December 31, 2002, which includes all compensation paid since our inception on March 29, 2001 to our Chief Executive Officer and each of our other executive officers and directors. No person has received compensation equal to or exceeding $100,000 nor have any bonuses been awarded since our inception on March 29, 2001. Furthermore, all of our executive officers and directors have agreed to forgo any and all types of cash compensation during the current fiscal year ending December 31, 2003.

                                Annual Compensation           Awards           Payouts
                                -------------------           ------           -------
                                               Other               Securities             All
                                              Annual   Restricted  Underlying            Other
Name and                                      Compen-    Stock      Options/    LTIP     Compen-
Principal                    Salary    Bonus  sation    Award(s)     SAR's     Payouts   sation
Position             Year      ($)      ($)     ($)       ($)         (#)        ($)     ($)(1)
------              ------   -------  ------  -------  ----------  ----------  -------  -------
Eric R. Boyer
 President,        2002      -0-      -0-       -0-      -0-       -0-         -0-     -0-
 And CEO           2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-     -0-

Victoria Z. Carlton
 Director,
 Treasurer         2002      -0-      -0-       -0-      -0-       -0-         -0-     -0-
 and Secretary     2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-     -0-

Andrew L. Jones
 Chairman          2002      -0-      -0-       -0-      -0-       -0-         -0-     -0-

Cary Grider (4)
 Former President,
 CEO and Chairman  2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-     -0-


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

(4) Cary Grider was a co-founder of the Company. He is no longer affiliated with the Company.

Option Grants During the Fiscal Year

     The following table provides summary information as of December 31, 2002 regarding stock options granted to our Chief Executive Officer, other executive officers and directors. There were no other stock options awarded during the fiscal year ended December 31, 2002:

                     Number of      Percent of
                     Securities       Total
                     Underlying   Options/SAR's   Exercise or
Name and Principal    Options     Granted Since   Base Price   Expiration
     Position       Granted (#)   Inception (1)    ($/Share)       Date
------------------  -----------   -------------   -----------   ----------

Eric R. Boyer
 President and
 CEO                  15,000         33.3%        $3.00        4/12/2007

Victoria Z. Carlton
 Director,
 Treasurer,
 and Secretary        15,000         33.3%        $3.00        4/12/2007

Andrew L. Jones
 Chairman             15,000         33.3%        $3.00        4/12/2007


Option Exercises and Holdings

     The following table provides summary information regarding option exercises during the fiscal year ended December 31, 2002 and the value of options held as of December 31, 2002 by our Chief Executive Officer, executive officers and directors:

                                                                            Value of
                                                          Number of      Unexercised In-
                                                         Unexercised        The-Money
                                                        Options as of     Options at
                        Shares                        fiscal year-end    fiscal year-end
Name and Principal   Acquired on       Value ($)      (#) Exercisable/   ($)Exercisable/
Position             Exercise (#)       Realized       Unexercisable      Unexercisable
------------------   ------------      ---------       --------------    ---------------
Eric R. Boyer
 President,
 And CEO                 -0-             $-0-              -0-/-0-           $-0-

Victoria Z. Carlton
 Director,
 Treasurer
 and Secretary           -0-             $-0-              -0-/-0-           $-0-

Andrew L. Jones
 Chairman                -0-             $-0-              -0-/-0-           $-0-


Employment Agreements

     We have not entered into any employment agreements with any of our employees. All future employment arrangements are subject to the discretion of our Board of Directors.


Employee Stock Ownership Program (ESOP)

     We have not established any form of an employee stock ownership program
(ESOP), including stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of our executive officers, directors or other employees. It is possible, and even likely, that our Board of Directors may recommend the adoption of one or more such programs during the current fiscal year ending December 31, 2003.


Item 11. Security Ownership of Beneficial Owners and Management

     The following table present certain information as of March 25, 2003 regarding the beneficial ownership of our common stock by:

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

Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 25, 2003 we had 1,675,000 shares issued and outstanding.

Except as otherwise indicated in the notes to the table,

- we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and

- the address of each beneficial owner listed in the table, except where otherwise noted, is c/o Premier Development & Investment, Inc., 504 Beebe Ct., Frederick, MD 21703.

                                             Shares
                                          Beneficially  Percentage
Directors and Executive Officers: (1)         Held        Owned
-------------------------------------     ------------  ----------
Eric R. Boyer (2)(3)                           382,581      18.9%
Victoria Z. Carlton (2)(4)                     377,581      18.4%
Andrew L. Jones (2)(5)                          48,501       2.8%
All directors and officers as a group
  (3 persons)                                  808,663      33.3%

Five Percent Stockholders
-------------------------

Stag Financial Group, Inc. (6)
  P. O. Box 23542
  Tampa, FL  33623                             911,290      39.0%

Coconut Grove Group, Ltd. (7)
  C/o Premier Development & Investment,
      Managing Partner
  504 Beebe Ct.
  Frederick, MD  21703                         150,000       9.0%

Olympus Imports & Exports, Ltd. (8)
  Box 3816
  Road Town, Tortola,
  British Virgin Islands                       639,028      30.3%

Tin Hong Trading Company, Ltd. (9)
  Frejgatan 13
  11479 Stockholm, Sweden                      436,777      22.2%



(1)     Does not include persons who serve solely on our Advisory Board.

(2) All of the shares currently owned, including those represented by vested stock options, warrants and other instruments allowing for the acquisition of shares of our common stock, are subject to a "lock-up" agreement and cannot be sold until May 21, 2003 or later.

(3) Represents (a) 25,001 shares of our common stock, (b) 5,000 shares (2,500 individually) of our common stock gifted to minors William Owen and Sally Owen, relatives of Mr. Boyer's, (c) 322,580 shares of our common stock issuable upon exercise of warrants, and (d) 30,000 shares of our common stock issuable upon exercise of vested stock options. Does not include 15,000 shares of convertible preferred stock, class A, that is restricted from conversion until at least March 1, 2004.

(4) Represents (a) 25,001 shares of our common stock, (b) 322,580 shares of our common stock issuable upon exercise of warrants, and (c) 30,000 shares of our common stock issuable upon exercise of vested stock options. Ms. Carlton disclaims any beneficial ownership to 10,000 shares of our common stock owned by Lula F. Platt, a relative of Ms. Carlton's. Does not include 15,000 shares of convertible preferred stock, class A, that is restricted from conversion until at least March 1, 2004.

(5) Represents (a) 3,501 shares of our common stock and (b)45,000 shares of our common stock issuable upon exercise of vested stock options.

(6) Represents (a) 250,000 shares of our common stock and (b) 661,290 shares of our common stock issuable upon exercise of warrants. Does not include 50,000 shares of convertible preferred stock, class A, that is restricted from conversion until at least March 1, 2004.

(7) Coconut Grove Group, Ltd. is a joint venture that is 20% owned by ourselves and 80% owned by Tiki Hut Enterprises, Ltd. Does not include 170,000 shares of convertible preferred stock, class A, that is restricted from conversion until at least March 1, 2004.

(8) Represents (a) 207,900 shares of our common stock and (b) 431,128 shares of our common stock issuable upon exercise of warrants.

(9) Represents (a) 141,100 shares of our common stock and (b) 294,677 shares of our common stock issuable upon exercise of warrants.


Item  12.  Certain  Relationships  and  Related  Transactions.

     For the fiscal year ended December 31, 2002 we did not enter into a transaction with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us.


Item  13.  Exhibits  and  Reports  on  Form  8-K

Exhibit
Number    Description
-------   -----------

3.1*      Articles of Incorporation
3.2*      Certificate of Incorporation
3.3*      Certificate of Acceptance of Appointment by Resident Agent
3.4*      By-Laws
4.1*      Specimen copy of stock certificate for common stock, $0.001 par value
4.2* Specimen copy of Stock Purchase Warrant Certificate underlying the common shares being registered in this registration statement
10.1**    Joint Venture Agreement for the Formation of Coconut Grove Group,
          Ltd. dated July 30, 2001
23.1      Consent of Baumann, Raymondo & Company, PA, dated March 27, 2003.
99.1      Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification by Treasurer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------

* Incorporated by reference to registration statement on Form SB-2 (No. 333-65318) filed July 18, 2001.

** Incorporated by reference to registration statement on Form SB-2 Amendment No. 1 (No. 333-65318) filed on August 7, 2001.


Reports on Form 8-K
-------------------

     During the last three months covered by this Annual Report there were no Form 8-Ks filed with the SEC.


SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2003.


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

Signature                     Title                            Date

/s/ Eric R. Boyer             President, Chief Executive
----------------------        Officer                          March 31, 2003
Eric R. Boyer

/s/ Victoria Carlton
----------------------
Victoria Z. Carlton           Director, Secretary,
                              and Treasurer                    March 31, 2003

/s/ Andrew Jones              Chairman                         March 31, 2003
----------------------
Andrew L. Jones


                PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Eric R. Boyer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Premier Development & Investment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003          /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.

             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Victoria Z. Carlton, certify that:

1. I have reviewed this annual report on Form 10-KSB of Premier Development & Investment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003          /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.

                              FINANCIAL STATEMENTS

     The Financial Statements required by Item 201 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles. The following financial statements pertaining to Premier Development & Investment, Inc. are filed as part of this Annual Report.


                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT                                  F-2

FINANCIAL  STATEMENTS  -

    BALANCE SHEET AS OF DECEMBER 31, 2002                     F-3

    STATEMENT OF OPERATIONS FOR THE PERIOD MARCH 29, 2001     F-4
     (INCEPTION) TO DECEMBER 31, 2002 AND FOR THE YEAR ENDED
     DECEMBER 31, 2002

    STATEMENT OF CASH FLOWS FOR THE PERIOD MARCH 29, 2001     F-5
     (INCEPTION) TO DECEMBER 31, 2001 AND FOR THE YEAR ENDED
     DECEMBER 31, 2002

    STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD          F-6
     MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
     AND FOR THE YEAR ENDED DECEMBER 31, 2002

    NOTES  TO  FINANCIAL  STATEMENTS                          F-7

                     [Baumann, Raymondo & Company PA logo]




INDEPENDENT AUDITORS' REPORT
----------------------------


To  the  Board  of  Directors  and  Stockholders
Premier  Development  &  Investment,  Inc.
Tampa,  Florida

We have audited the accompanying balance sheet of Premier Development & Investment, Inc. (a Development Stage Company), as of December 31, 2002, and the related statements of operations, cash flows and stockholders' equity for the period from March 29, 2001 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Premier Development & Investment, Inc. at December 31, 2002 and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the Company has been in the development stage since its inception on March 29, 2001. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



/s/  Baumann,  Raymondo  &  Company,  P.A.
BAUMANN,  RAYMONDO  &  COMPANY,  P.A.
Tampa,  Florida
March 24, 2003

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002


ASSETS
CURRENT ASSETS
  Cash                                                             $       110
  Marketable securities                                                  8,000
  Receivable                                                             2,500
                                                                   -----------
      Total current assets                                              10,610
                                                                   -----------
OTHER ASSETS
  Investment in Investee                                                57,663
                                                                   -----------

      TOTAL ASSETS                                                 $    68,273
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                               $          -
                                                                   -----------

STOCKHOLDERS' EQUITY
  Class A voting common stock, $.001 par value, 25,000,000 shares        5,350
    authorized, 5,350,000 shares issued and outstanding
  Class B common stock, $.001 par value, 10,000,000 shares                   -
    authorized, 0 shares issued and outstanding
  Preferred stock, $.0001 par value, 20,000,000 shares                       -
    authorized, 0 shares issued and outstanding

  Additional paid-in capital                                           155,340

  Deficit accumulated during the development stage                     (54,742)
                                                                   -----------
                                                                       105,948
  Less: Class A common stock subscribed                                (37,675)
                                                                   -----------

    Total stockholders' equity                                          68,273
                                                                   -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY                         $    68,273
                                                                   ===========






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
                    AND FOR THE YEAR ENDED DECEMBER 31, 2002
                 MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2002


                                                      2001              2002         CUMULATIVE
                                                      ----              ----         ----------
REVENUE                                          $     8,333      $     8,349      $    16,682

OPERATING EXPENSES
  Salaries                                             7,200            4,800           12,000
  Professional fees                                    5,500            3,675            9,175
  Director fees                                        1,125              375            1,500
  Consulting services                                  1,265           10,000           11,265
  Filing fees                                          6,336            4,172           10,508
  Miscellaneous                                        1,903            2,296            4,199
                                                 ------------     ------------     ------------

  TOTAL OPERATING EXPENSES                            23,329           25,318           48,647
                                                 ------------     ------------     ------------

(LOSS) ON OPERATIONS                                 (14,996)         (16,969)         (31,965)

OTHER EXPENSE
  Equity in earnings (loss) of investee               (1,677)            (670)          (2,337)
  Unrealized loss on marketable securities               440          (20,000)         (20,440)
                                                 ------------     ------------     ------------

NET LOSS                                         $   (17,103)     $   (37,639)     $   (54,742)
                                                 ============     ============     ============

EARNINGS PER COMMON SHARE
  Basic                                          $    NIL         $    NIL
                                                 ============     ============

  Fully diluted                                  $    NIL         $    NIL
                                                 ============     ============

WEIGHTED AVERAGE NUMBER OF CLASS A
  COMMON SHARES OUTSTANDING
  Basic                                            3,793,321        5,350,000
                                                 ============     ============

  Fully diluted                                    6,928,321        8,485,000
                                                 ============     ============





                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                         PREMIER DEVELOPMENT & INVESTMENT, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS
                    MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
                          FOR THE YEAR ENDED DECEMBER 31, 2002
                    MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2002



CASH FLOWS FROM OPERATING ACTIVITIES
                                                                         2001          2002        CUMULATIVE
                                                                         ----          ----        ----------
  Net loss                                                           $ (17,103)    $ (37,639)    $ (54,742)
  Adjustments to reconcile net loss to cash provided by used (in)
    operating activities:
    Equity in (earnings) loss of investee                                1,667           670         2,337
    Common stock received for services                                       -        (5,000)       (5,000)
    Unrealized loss in marketable securities                               440        20,000        20,440
    Common stock issued in connection with exercise of stock options
      for payment of expenses                                           11,169             -        11,169
    Common stock issued in connection with services provided by
      directors                                                          1,500             -         1,500
    Common stock issued in connection with services provided by
      consultants                                                        1,250             -         1,250
    Common stock issued in connection with donated services of
      officers                                                           7,200         4,800        12,000
    Increase in receivable                                                   -        (2,500)       (2,500)
    Decrease in prepaid expenses                                             -           375           375
                                                                  ------------- ------------- -------------
                                                                        23,226        18,345        41,571
                                                                  ------------- ------------- -------------
    Net cash provided by (used) in operating activities                  6,123       (19,294)      (13,171)
                                                                  ------------- ------------- -------------

  CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Stock subscriptions received                                             -        13,281        13,281
                                                                  ------------- ------------- -------------

  NET INCREASE IN CASH                                                   6,123        (6,013)          110

  CASH, BEGINNING OF PERIOD                                                  -         6,123             -
                                                                  ------------- ------------- -------------

  CASH, END OF PERIOD                                             $      6,123           110           110
                                                                  ============= ============= =============



SUPPLEMENTAL DISCLOSURE OF A NONCASH INVESTING AND FINANCING ACTIVITY

  In 2001, Premier issued 350,000 shares of its Class A common stock in Conjunction with the acquisition of marketable securities.

  In 2001, Premier issued 1,000,000 shares of its Class A common stock in conjunction with the acquisition of a 20% interest in Coconut Grove Group,Ltd.



                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.


                                       PREMIER DEVELOPMENT & INVESTMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                  MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
                                      AND FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                     DEFICIT
                                                                   ACCUMULATED
                                                                   DURING THE
                                         COMMON STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                               -   $      -  $      -  $          -  $       -

 Issuance of common stock
   to directors for services       1,500,000   1,500            -             -      1,500

  Issuance of common stock
   to consultants for services     1,250,000   1,250            -             -      1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000     350       23,090             -     23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000   1,000       59,000             -     60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000   1,250       61,250             -     62,500

  Donated services by officers             -          -     7,200             -      7,200

  Net loss during period                   -          -         -       (17,103)   (17,103)
                                -------------------------  --------  ------------  - ------

BALANCE, DECEMBER 31, 2001         5,350,000  $  5,350  $ 150,540     $ (17,103)  $ 138,787
                                   ========== ========= =========  =============  =========

  Donated services by officers             -          -     4,800             -      4,800

  Net loss during period                   -          -         -       (37,639)   (37,639)
                                -------------------------  --------  ------------  - ------

BALANCE, DECEMBER 31, 2002         5,350,000  $  5,350  $ 155,340     $ (54,742)  $ 105,948
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

Revenue Recognition
-------------------

The Company records revenue on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues with expenses.

Marketable Securities
---------------------

Premier's security investments were acquired in conjunction with the issuance of its common stock or for services rendered are held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in operations.

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

------------------------

Since its inception, Premier has an accumulated loss of $ 54,742 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $     10,948
          Valuation allowance                       (      10,948)
                                                     -------------
          Net tax benefit                            $          0
                                                     =============

At December 31, 2002, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Cash Equivalents
----------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd. condensed financial information of the investee at December 31, 2002 is as follows:

     Sales                                          $4,600
     Gross Profit                                   $4,600
     Net income (loss) from continuing operations  $(3,350)
     Net income (loss)                             $(3,350)

NOTE C - STOCK REGISTRATION

Premier has filed a registration statement with the Securities and Exchange Commission which was declared effective November 13, 2001, to register 6,735,000 shares of its $.001 par value Class A voting common stock on behalf of its stockholders'. In connection with the selling stockholders' registration and the incremental difference between the option and warrant exercise price compared to recent issuances of Premier's common stock, any offering costs (consisting of legal, accounting and filing fees) will be expensed as the benefit to the selling stockholders' and the incremental difference between the option and warrant exercise price compared to recent issuances of Premier's common stock do not allow the capitalization of such costs.

NOTE D - STOCK, WARRANT AND OPTION ISSUANCES

April 12, 2002, 15,000 options to purchase Premier's $.001 par value Class A voting common shares at a purchase price of three dollars ($3.00) per share was issued to each director as compensation, in lieu of cash, for services. The options vest immediately and expire on the fifth anniversary of the date of their issuance.

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

NOTE F - DONATED SERVICES

For the year ended December 31, 2002 and 2001 the president and secretary of Premier performed services on behalf of Premier with a fair value of $4,800 and $7,200, respectively. The donated value of these services was recorded as contributed capital.