Form 10QSB
period 2003-03-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2003-05-14
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March 31, 2003

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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at May 12, 2003
           -----                                 ---------------------------

Common Stock, Class A, $0.0002 par value                    83,750,000*

* Split adjusted for a 50-for-1 forward split effective April 11, 2003. There were 1,675,000 shares issued and outstanding prior to the forward stock split.

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


                     PREMIER DEVELOPMENT & INVESTMENT, INC.

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ending March 31, 2003................3

                  Statement of Operations (unaudited)
                    for the three months ending March 31, 2003,
                    for the three months ending March 31, 2002
                    and the period from March 29, 2001 (inception)
                    through March 31, 2003.............................4

                  Statement of Cash Flow (unaudited)
                    for the three months ending March 31, 2003,
                    for the three months ending March 31, 2002
                    and the period from March 29, 2001 (inception)
                    through March 31, 2003.............................5

                  Notes to Financial Statements (unaudited.............7


Item 2.           Management's Discussion and Analysis or
                    Plan of Operation.................................11


Item 3.           Controls and Procedures.............................15

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings...................................16

Item 2.           Changes in Securities and Use of Proceeds...........16

Item 3.           Defaults Upon Senior Securities.....................16

Item 4.           Submission of Matters to a Vote of Security Holders.16

Item 5.           Other Information...................................16

Item 6.           Exhibits and Reports on Form 8-K....................16

                  Signatures..........................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                        March 31,   December 31,
                                                          2003         2002
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                     ASSETS

Current  assets:
     Cash and cash equivalents                           $6,565        $  110
     Marketable securities                                5,000         8,000
     Receivables                                          2,500         2,500
                                                        -------       -------
     Total current assets                               $14,065       $10,610
                                                        -------       -------
Other assets:
     Investment in investee                             $56,663       $57,663
                                                        -------       -------
     Total assets                                       $70,728       $68,273
                                                        =======       =======

                                   LIABILITIES

Current liabilities:
                                                        $     -       $     -
                                                        -------       -------
    Total liabilities                                   $     -       $     -
                                                        =======       =======
Stockholders'  equity:
    Common stock, class A, $0.001 par value
       25,000,000 authorized;
       1,675,000 and 5,350,000 shares
       issued and outstanding, respectively             $ 1,675       $ 5,350
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       735,000 and -0- shares
       issued and outstanding, respectively                 735             -
    Additional paid in capital                          159,480       155,340
    Accumulated deficit                                 (54,657)      (54,742)
                                                        -------       -------
                                                        107,233       105,948
     Less: Class A common stock subscribed              (36,505)      (37,675)
                                                        -------       -------
          Total stockholders' equity                     70,728        68,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $70,728       $68,273
                                                        =======       =======

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS


                                                                                  March 29, 2001
                                                 3-month period   3-month period   (inception)
                                                  ended 3/31/03    ended 3/31/02  through 3/31/03
                                                   (unaudited)     (unaudited)     (unaudited)
                                                  -------------   --------------  ---------------

REVENUE                                          $     5,000      $     5,000      $    21,682

OPERATING EXPENSES
  Salaries                                             1,200            1,200           13,200
  Professional fees                                      215            6,175            9,390
  Director fees                                            -              375            1,500
  Consulting services                                  2,500                -           13,765
  Marketing expenses                                     765                -              765
  Filing fees                                              -                -           10,508
  Miscellaneous                                          235              903            4,434
                                                 ------------     ------------     ------------
  TOTAL OPERATING EXPENSES                             4,915            9,775           53,562
                                                 ------------     ------------     ------------

GAIN (LOSS) ON OPERATIONS                                 85           (4,775)         (31,880)

OTHER EXPENSE
  Equity in earnings (loss) of investee               (1,000)          (1,000)          (3,337)
  Unrealized loss on marketable securities             1,000           (7,000)         (19,440)
                                                 ------------     ------------     ------------
NET INCOME (LOSS)                                $        85      $   (12,775)     $   (54,657)
                                                 ============     ============     ============

EARNINGS PER COMMON SHARE
  Basic                                          $    NIL         $    NIL         $     (0.01)
                                                 ============     ============     ============

  Fully diluted                                  $    NIL         $    NIL         $    NIL
                                                 ============     ============     ============

WEIGHTED AVERAGE NUMBER OF CLASS A
  COMMON SHARES OUTSTANDING
  Basic                                            4,111,236        5,350,000        5,299,231
                                                 ============     ============     ============

  Fully diluted                                    7,351,236        8,470,000        8,539,231
                                                 ============     ============     ============

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                                               March 29, 2001
                                                                  3-month period 3-month period (inception)
                                                                   ended 3/31/03 ended 3/31/02 through 3/31/03
                                                                    (unaudited)  (unaudited)    (unaudited)
                                                                    -----------  ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings                                                $      85    $  (12,775)    $ (54,657)
  Adjustments to reconcile net loss to cash provided:
    Equity in (earnings) loss of investee                                1,000         1,000         3,337
    Unrealized loss (gain) in marketable securities                     (1,000)        7,000        19,440
    Gain from sale of marketable securities                              3,000             -         3,000
    Common stock issued in connection with exercise of stock options
      for payment of expenses                                            1,170         4,350        19,495
    Common stock issued in connection with services provided by
      directors                                                              -           375         1,500
    Common stock issued in connection with services provided by
      consultants                                                            -             -         1,250
    Common stock issued in connection with donated services of
      officers                                                           1,200         1,200        13,200
                                                                  ------------- ------------- -------------
    Net cash provided by (used) in operating activities                 $6,455        $1,150        $6,565
                                                                  ------------- ------------- -------------

  NET CHANGE IN CASH                                                    $6,455        $1,150        $6,565

  CASH, BEGINNING OF PERIOD                                                110         6,123             -
                                                                  ------------- ------------- -------------
  CASH, END OF PERIOD                                                   $6,565        $7,273        $6,565
                                                                  ============= ============= =============



Supplemental disclosure of a non-cash investing and financing activity:

    In 2001, Premier issued 350,000 shares of its Class A common stock in conjunction with the acquisition of marketable securities. These securities were sold in February 2003.

    In 2001, Premier issued 1,000,000 shares of its Class A common stock in conjunction with the acquisition of a 20% interest in Coconut Grove Group, Ltd.

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   MARCH 29, 2001 (INCEPTION) TO MARCH 31,2003
                                  (UNAUDITED)

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                        COMMON STOCK        PREFERRED STOCK               DURING THE
                                          CLASS A               CLASS A        PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                        $      -   $     -   $       -   $     -   $     -   $        -    $      -

 Issuance of common stock
   to directors for services       1,500,000     1,500                                                    1,500

  Issuance of common stock
   to consultants for services     1,250,000     1,250                                                    1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000       350                          23,090                   23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000     1,000                          59,000                   60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000     1,250                          61,250                   62,500

  Donated services by officers             -         -                           7,200                    7,200

  Net loss during period                   -         -           -         -         -      (17,103)    (17,103)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2001
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $150,540     $(17,103)  $ 138,787
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           4,800                    4,800

  Net loss during period                   -         -           -         -         -      (37,639)    (37,639)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2002
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $155,340     $(54,742)  $ 105,948
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Retirement of common stock
  and issuance of preferred
  stock in connection with
  tender offer                    (3,675,000)   (3,675)    735,000       735     2,940                        -

  Donated services by officers             -         -                           1,200                    1,200

  Net gain during period                   -         -           -         -         -           85          85
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT MARCH 31, 2003
(UNAUDITED)                        1,675,000   $ 1,675     735,000    $  735  $159,480     $(54,657)  $ 107,233
                                   ==========  ========  ==========  ========  =======  ============  ==========



                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


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

Premier's business strategy is to develop and operate theme-based restaurant and bar concepts. These concepts are developed internally and through partnerships with other restaurant developers with the intent of building them into full-fledged chains and franchise opportunities. Premier is the Managing Partner of Coconut Grove Group, Ltd., a joint venture project involving the development of a chain of Caribbean-based restaurants and bars called Coconut Grove Grille and Blue Water Bar(TM).

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Amended Annual Report for the fiscal year ended on December 31, 2002 filed on Form 10-KSB on March 31, 2003.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on March 29, 2001 through March 31, 2003. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve sufficiently profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though the future sales of its marketable securities, anticipated revenues generated from the Company's ownership and management fees associated with its Coconut Grove Group, Ltd. joint venture project, and continued contributions from the executive officers and members of the Board of Directors and Advisory Board, along with any potential net proceeds from the anticipated exercise of some, or all, of the Company's issued and outstanding warrants. All together these events should allow the Company to meet its forecasted working capital and capital expenditures through the end of the fiscal year ending on December 31, 2003. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain sufficiently profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Marketable Securities
---------------------

Premier's security investments are held principally for the purpose of selling them in the near-term future and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in operations.

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

Since its inception, Premier has an accumulated loss of $54,657 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $     10,931
          Valuation allowance                             (10,931)
          Net tax benefit                            $          0

As of March 31, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Premier adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share as though all shares of Class A common stock issuable by Premier were outstanding, which includes 3,000,000 warrants to purchase common stock and 240,000 options to purchase common stock.

Advertising Costs
-----------------

Premier expenses the production costs of advertising the first time the advertising takes place.

Fiscal Year
-----------

The Company elected December 31st as its fiscal year end.

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee for the three-months ended March 31, 2003 is as follows:

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

On March 28, 2003, Premier issued an aggregate of 75,000 options (15,000 to each member of its three person Board of Directors and two outside consultants) to purchase shares of Premier's Class A voting common stock at a purchase price of three-dollars ($3.00) per share. These options were "out-of-the-money" when issued and therefore were recorded as having no value at the time of issue. The options vested immediately and expire on the fifth anniversary of the date of their issuance.

NOTE D - RELATED PARTY TRANSACTIONS

Premier utilizes a portion of a director's personal residence as its primary office without charge.

NOTE E - DONATED SERVICES

For the period ended March 31, 2003, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $600 and Victoria Carlton, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600. The donated value of these services was recorded as contributed capital.


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

Results of Operations

     For the ease of reference, we refer to the three months ended March 31, 2003 as the quarter ended March 31, 2001 and the period of three months ended March 31, 2002 as the quarter ended March 31, 2002. We reference the current fiscal year which ends on December 31, 2003 as fiscal 2003.

Revenues

     For the quarter ended March 31, 2003, we generated revenues of $5,000 which was flat when compared to the $5,000 in revenue we generated for the quarter ended March 31, 2002. In both instances these revenues were generated from management fees associated with being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us.

     We presently anticipate generating the minimum management fees associated with being the Managing Partner of our Coconut Grove Group joint venture project during fiscal 2003. This is due to the delays we experienced and, in some instances, continue to experience with the joint venture project. The minimum management fee would aggregate to US$20,000 during the course of fiscal 2003.

     We do not anticipate increases in the level of quarterly revenues until at least the third fiscal quarter, or the quarter ending September 30, 2003, of fiscal 2003. Revenues for the current fiscal quarter, or the quarter ending June 30, 2003, are expected to remain flat.

Expenses

     Operating Expenses. Our operating expenses consisted primarily of personnel expenses, professional and consulting fees, and aggregated $4,915 for the quarter ended March 31, 2003. This represented a decrease of $4,860, or 49.7%, compared to $9,775 for the quarter ended March 31, 2002.

     The decrease was primarily attributed to having achieved our corporate objective of being a publicly traded company on the over-the-counter bulletin board (OTCBB). We no longer must incur the expenses of initial registration and the expenses of associated consultants. Our expenses at the moment are centered around exploring prospective acquisitions, new joint venture and management projects, and remaining compliant with Securities and Exchange Commission (SEC) reporting requirements.

     Other Income (Expenses). We experienced an increase in the value of our holdings of marketable securities, which consisted of 50,000 shares of Inform Worldwide Holdings, Inc. (OTCBB: IWWH) and private common stock of Restaurant Training Corporation, during the quarter ended March 31, 2003 of $1,000, or 33.3%. We sold our shares of Inform Worldwide at $0.08 a share in a private transaction on February 3, 2003, which represents a net loss of ($19,440), or (82.9%) from our acquisition price of $23,440, or $0.4688 per share of IWWH acquired on March 31, 2001.

     We also recorded an expenses of ($1,000) and ($1,000) for the quarters ended March 31, 2003 and March 31, 2002, respectively. These expenses were to write-down the decline in value associated with our ownership in the Coconut Grove Group, Ltd. joint venture project. We are accounting for our ownership using the equity method of accounting. Our write-downs reflect our 20% ownership in the joint venture project.

Operating Gain (Loss)

     For the quarter ended March 31, 2003 we incurred an operating gain of $85, which represents a improvement of $4,860 compared to the operating loss of ($4,775) for the quarter ended March 31, 2002. This improvement is the result of better cost controls and no longer needing to incur the expenses associated with applying for a public listing.

Net Income (Loss)

     We experienced net income of $85, or NIL per share, for the quarter ended March 31, 2003 compared to a net loss of ($12,775), or NIL per share, for the quarter ended March 31, 2002. Our improved quarterly results in net income for the quarter ended March 31, 2003 was the result of better cost control yielding decreased expenses and an increase of $1,000 versus a decrease of ($7,000), for the respective quarters, in the value of our Inform Worldwide Holdings, Inc. common stock holdings.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash increased $6,455 for the quarter ended March 31, 2003 compared to an increase of $1,150 for the quarter ended March 31, 2002. The primary reason for the positive cash flow experienced for the quarter was incurring a net profit during the fiscal quarter and the sale of our Inform Worldwide Holdings, Inc. common stock. We anticipate improved positive cash flows during the latter half of fiscal 2003.

     As of March 31, 2003, we had current assets aggregating $14,065, comprised of $6,565 in cash or cash equivalents, marketable securities valued at $5,000, and receivables of $2,500. We intend to sell our remaining marketable securities in the near-term. However, we cannot predict what sales price we will receive or how it will impact our financial condition, if at all.

     As of March 31, 2003 we had other assets aggregating $56,663 consisting of our equity investment in the Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method and experienced a decrease in value of ($1,000) during the quarter ended March 31, 2003. Our initial investment in this joint venture project was valued at $60,000.

     As of March 31, 2003, we had no liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments that are not commensurate with concurrent increases in revenues and net income.

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

     We are the Managing Partner of this joint venture and, as such, are to receive a management fee in addition to our share in the joint venture's net profits. Our separate management fee is to be two-percent (2%) of the joint venture's net profits, or US$5,000 per fiscal quarter, whichever is greater.
Our management fee is not to aggregate less than US$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by the joint venture. Because we do not anticipate the joint venture to begin generating material revenues and net profits until at least the Fall of fiscal 2003 we anticipate generating minimal management fees of $20,000 in fiscal 2003.

Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand our Board of Directors and/or Advisory Board. However, none of the members of our Board of Directors or Advisory Board receives a cash salary or cash benefits. Furthermore, our executive officers, members of our Board of Directors and Advisory Board members have agreed to forgo receiving any cash salaries or cash benefits for the remainder of fiscal 2003 and only thereafter when recurrent and sustainable profitability has been attained.

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

Factors That May Affect Future Results

     We believe that our current available cash along with the proceeds, if any, from the future sale of our marketable securities, the anticipated revenues generated from our ownership and management fees associated with the Coconut Grove Group, Ltd. joint venture, continued contributions from our executive officers and members of our Board of Directors and Advisory Board, and any net proceeds received from the anticipated exercise of some of our issued and outstanding warrants and stock options should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least end of fiscal 2003.

     For the quarter ended March 31, 2003 we were cash flow positive. We anticipate remaining cash flow positive for the duration of fiscal 2003.

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

     However, if (i) we do not generate enough revenues from our early stage operations (ii) or the future sales of our marketable securities fail to generate sufficient net proceeds (iii) or an insufficient number of our warrants and stock options are exercised, singularly or altogether, it may prevent us from further executing our business plan and cause us to seek additional sources of funding. While we have held discussions with accredited lenders and investors, we have not yet secured any secondary sources of funding. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general and broad-based unease in the equities market and the limited availability of venture capital financing sources. We cannot assure the reader that financing will be available and, if available to us, in amounts necessary or on terms acceptable to us in the future.

Item 3. Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities and Use of Proceeds

     On January 30, 2003 we announced a Share Exchange Offer allowing holders of common stock to exchange their shares of common stock into shares of $25 Convertible Preferred Class A stock at a ratio of five shares of common stock for each share of preferred stock.

     The Exchange Offer concluded on February 28, 2003 with shareholders tendering an aggregate of 3,675,000 shares of common stock in exchange for 735,000 shares of the preferred stock. The tendered shares of common stock were retired by the Board of Directors which resulted in the Registrant having 1,675,000 shares of common stock issued and outstanding.

     Subsequent to the quarter ended March 31, 2003, our Board of Directors authorized a 50-for-1 forward stock split. The stock split was payable on April 10, 2003 to shareholders of record on April 9, 2003. After the conclusion of the forward stock split we had 83,750,000 shares of common stock issued and outstanding; the preferred shares were not included in the forward stock split and remained unchanged.

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

(B)      Reports on Form 8-K
         -------------------

Form 8-K filed on January 3, 2003 outlining the Share Exchange Offer to stockholders.

Form 8-K filed on February 18, 2003 containing the voting results of our Annual Shareholders Meeting held on February 14, 2003.

Form 8-K filed on March 3, 2003 containing the results of the Share Exchange Offer concluded on February 28, 2003.

Form 8-K filed on March 31, 2003 describing the pending 50-for-1 forward stock split.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: May 14, 2003                By: /s/ Eric R. Boyer
                                       --------------------
                                       Eric R. Boyer
                                       President and CEO


                PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Eric R. Boyer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Premier Development & Investment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003            /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.




             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Victoria Z. Carlton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Premier Development & Investment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003            /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.