Form 10QSB
period 2003-06-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2003-08-14
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at August 1, 2003
           -----                                 -----------------------------

Common Stock, Class A, $0.00002 par value                 82,630,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                     PREMIER DEVELOPMENT & INVESTMENT, INC.

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended June 30, 2003 (unaudited)
                    and the period ended December 31, 2002 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended June 30, 2003
                   and the three months ended June 30, 2002
                   and the six months ended June 30, 2003
                   and the six months ended June 30, 2002...............4

                  Statement of Cash Flow (unaudited)
                   for the three months ended June 30, 2003
                   and the three months ended June 30, 2002
                   and the six months ended June 30, 2003
                   and the six months ended June 30, 2002...............5

                  Notes to Financial Statements (unaudited) ............7

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation..................................12

Item 3.           Controls and Procedures..............................16

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings....................................16

Item 2.           Changes in Securities and Use of Proceeds............16

Item 3.           Defaults Upon Senior Securities......................16

Item 4.          Submission of Matters to a Vote of Security Holders...16

Item 5.           Other Information....................................16

Item 6.           Exhibits and Reports on Form 8-K.....................16

                  Signatures...........................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                        June 30,    December 31,
                                                          2003         2002
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                     ASSETS

Current  assets:
     Cash and cash equivalents                           $7,310        $  110
     Marketable securities                                5,000         8,000
     Receivables                                          2,500         2,500
                                                        -------       -------
     Total current assets                               $14,810       $10,610
                                                        -------       -------
Other assets:
     Investment in investee                             $55,663       $57,663
                                                        -------       -------
     Total assets                                       $70,473       $68,273
                                                        =======       =======

                                   LIABILITIES

Current liabilities:
                                                        $     -       $     -
                                                        -------       -------
    Total liabilities                                   $     -       $     -
                                                        =======       =======
Stockholders'  equity:
    Common stock, class A, $0.00002 par value
       1,250,000,000 authorized;
       83,750,000 and 5,350,000 (pre-split) shares
       issued and outstanding, respectively             $ 1,675       $ 5,350
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       735,000 and -0- shares
       issued and outstanding, respectively                 735             -
    Additional paid in capital                          160,680       155,340
    Accumulated deficit                                 (56,112)      (54,742)
                                                        -------       -------
                                                        106,978       105,948
     Less: Class A common stock subscribed              (36,505)      (37,675)
                                                        -------       -------
          Total stockholders' equity                     70,473        68,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $70,728       $68,273
                                                        =======       =======

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months         6-months          During
                                                      Ended            Ended            Ended           Ended          Development
                                                  June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002        Stage
                                                  -------------    -------------    -------------    -------------    -------------

REVENUE
  Management fees                                        $5,000          $2,950          $10,000          $7,950         $26,682

OPERATING EXPENSES
  Salaries                                                1,200           1,200            2,400           2,400          14,400
  Professional fee                                        3,920           2,655            6,635           8,830          13,310
  Director fees                                               -               -                -             375           1,500
  Consulting services                                         -               -                -               -          13,765
  Marketing expenses                                        320               -            1,085               -           1,085
  Filing fees                                                 -               -                -               -          10,508
  Miscellaneous                                              15             291              250           2,316           4,449
                                                        --------        --------         --------        --------        --------
  Total operating expenses                                5,455           4,146           10,370          13,921          59,017
                                                        --------        --------         --------        --------        --------
Gain (Loss) on operations                                  (455)         (1,196)            (370)        (5,971)         (32,335)
                                                        ========        ========         ========        ========        ========
Other income (expense)
  Equity in earnings (loss) of investee                  (1,000)           (590)          (2,000)         (1,590)         (4,337)
  Unrealized gain (loss) on marketable securities             -          (8,500)           1,000         (15,500)        (19,440)
                                                        --------        --------         --------        --------        --------
  Total other income (expense)                           (1,000)         (9,090)          (1,000)        (17,090)        (23,777)

Net income (loss)                                        (1,455)        (10,286)          (1,370)        (23,061)        (56,112)
                                                        ========        ========         ========        ========        ========

(Loss) per common share

    Basic                                                  NIL            NIL               NIL            NIL               NIL
                                                        =========      =========        =========       =========        ========

    Fully diluted                                          NIL            NIL               NIL            NIL               NIL
                                                        =========      =========        =========       =========        ========
Weighted average number of shares
    Basic                                              83,750,000    155,000,000      143,979,167     267,500,000     275,916,669

    Fully diluted                                     245,750,000    374,250,000      305,979,167     424,487,500     437,916,669


Note: All share figures and amounts have been adjusted to reflect a 50-for-1 forward stock split effected on April 11, 2003.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months         6-months          During
                                                      Ended            Ended            Ended            Ended         Development
                                                  June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002        Stage
                                                  -------------    -------------    -------------    -------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                               ($1,455)        ($10,286)         ($1,370)          ($23,061)       ($56,112)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Equity in (earnings) loss of investee            1,000              590            2,000              1,590           4,337
      Unrealized loss (gain) in marketable
        securities                                         -            8,500            2,000             15,500          19,440
      Gain from sale of marketable securities              -                -            1,000                  -           3,000
      Common stock issued in connection with
        exercise of stock options for
        payment of expenses                                -                -            1,170                  -          19,495
      Common stock issued to directors                     -            2,916                -              7,641           1,500
      Common stock issued to consultants                   -                -                -                  -           1,250
      Donated services of officers                     1,200            1,200            2,400              2,400          14,400
                                                    --------         --------         --------           --------         -------
   Total adjustments                                   2,200           13,206            8,570             27,131          63,422
                                                    --------         --------         --------           --------         -------
   Net cash provided by (used) in operations        $    745         $  2,920         $  7,200           $  4,070         $ 7,310
                                                    --------         --------         --------           --------         -------

Net increase (decrease) in cash                     $    745         $  2,920         $  7,200           $  4,070         $ 7,310

Cash at beginning of the period                        6,565            7,273              110              6,123               -
                                                    --------         --------         --------           --------         -------
Cash at end of the period                           $  7,310         $ 10,193         $  7,310           $ 10,193         $ 7,310
                                                    ========         ========         ========           ========         =======

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   MARCH 29, 2001 (INCEPTION) TO JUNE 30,2003
                                  (UNAUDITED)

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
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Retirement of common stock
  and issuance of preferred
  stock in connection with
  tender offer                    (3,675,000)   (3,675)    735,000       735     2,940                        -

  Donated services by officers             -         -                           1,200                    1,200

  Net gain during period                   -         -           -         -         -           85          85
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT MARCH 31, 2003
(UNAUDITED)                        1,675,000   $ 1,675     735,000    $  735  $159,480     $(54,657)  $ 107,233
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           1,200                    1,200

  Net loss during period                   -         -           -         -         -       (1,455)     (1,455)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT JUNE 30, 2003
(UNAUDITED)                        1,675,000   $ 1,675     735,000    $  735  $160,680     $(56,112)  $ 106,978
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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2002 filed on Form 10-KSB on March 31, 2003.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on March 29, 2001 through June 30, 2002. The Company does not have an established source of revenue sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though providing consulting services, forming new joint venture projects, anticipated revenues generated from the Company's ownership and management fees associated with its Coconut Grove Group, Ltd. joint venture project, and continued contributions from the executive officers and members of the Board of Directors and Advisory Board, along with any potential net proceeds from the anticipated exercise of some, or all, of the Company's issued and outstanding warrants and stock options. All together these events should allow the Company to meet its forecasted working capital and capital expenditures for the next 12 months of operations. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Investment in Investee
----------------------

Premier issued 50,000,000 (adjusted for a 50-for-1 forward stock split effected April 11, 2003) shares of its Class A voting common stock for a 20% interest in Coconut Grove Group, Ltd. This investment is accounted for using the equity method which is cost, as adjusted for Premier's proportionate share of undistributed earnings or losses as Premier can exercise significant influence over the financial and operating activities of Coconut Grove Group, Ltd.

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

Since its inception, Premier has an accumulated loss of $56,112 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $     11,222
          Valuation allowance                             (11,222)
          Net tax benefit                            $          0

As of June 30, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Premier adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share as though all shares of Class A common stock issuable by Premier were outstanding, which includes 150,000,000 warrants to purchase common stock and 12,000,000 options to purchase common stock.

Advertising Costs
-----------------

Premier expenses the production costs of advertising the first time the advertising takes place.

Fiscal Year
-----------

The Company elected December 31 as its fiscal year end.

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee for the six-months ended June 30, 2003 is as follows:

Sales                                                 $0
Gross Profit                                          $0
Net income (loss) from continuing operations          $(10,000)
Net income (loss)                                     $(10,000)


NOTE C - STOCK REGISTRATION

Premier filed a registration statement with the Securities and Exchange Commission which was declared effective November 13, 2001, to register 6,735,000 shares of its $.001 par value Class A voting common stock on behalf of its stockholders'. In connection with the selling stockholders' registration and the incremental difference between the option and warrant exercise price compared to recent issuances of Premier's common stock, any offering costs (consisting of legal, accounting and filing fees) were expensed as the benefit to the selling stockholders' and the incremental difference between the option and warrant exercise price compared to recent issuances of Premier's common stock do not allow the capitalization of such costs.

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

NOTE F - DONATED SERVICES

For the three-months ended June 30, 2003, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $600 and Victoria Carlton, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600. The donated value of these services was recorded as contributed capital.

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

Results of Operations

     For the ease of reference, we refer to the three-months ended June 30, 2003 as the quarter ended June 30, 2003 and the period of six-months ended June 30, 2003 as the six-months ended June 30, 2003. Additionally, we refer to the three months ended June 30, 2002 as the quarter ended June 30, 2002 and the period of six-months ended June 30, 2002 as the six-months ended June 30, 2002. We reference the current fiscal year which ends on December 31, 2003 as fiscal 2003.

Revenues

     For the quarter ended June 30, 2003, we generated revenues of $5,000 representing an increase of $2,050, or 69.5%, compared to $2,950 for the quarter ended June 30, 2002. These revenues were generated entirely from management fees associated with being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us.

     For the six-months ended June 30, 2003, we generated revenues of $10,000 compared to $7,950 for the six-months ended June 30, 2002, representing an increase of $2,050, or 25.8%. These revenues were entirely generated from management fees associated with our Coconut Grove Group joint venture project.

     We presently anticipate generating the minimum management fees associated with being the Managing Partner of our Coconut Grove Group joint venture project during fiscal 2003. This is due to the delays we experienced and, in some instances, continue to experience with the joint venture project. The minimum management fee would aggregate to US$20,000 during the course of fiscal 2003.

     We do not anticipate increases in the level of quarterly revenues from other business activities until at least the third fiscal quarter of fiscal 2003, or the quarter ending September 30, 2003.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $5,455 for the quarter ended June 30, 2003, which was an increase of $1,309, or 31.6%, compared to $4,146 for the quarter ended June 30, 2002. This increase was attributable primarily to higher professional fees associated with the preparation and filing of our annual report.

     For the six-months ended June 30, 2003, our operating expenses totaled $10,370, representing a decrease of $3,551, or 25.5%, compared to $13,921 for the six-months ended June 30, 2002. The decrease was primarily attributed to cost containment efforts.

     Other Income (Expenses). For the three-months and six-months ended June 30, 2003 we experienced a decrease in equity of ($1,000) and ($2,000), respectively, in our Coconut Grove Group joint venture project. We sold our shares of Inform Worldwide at $0.08 a share in a private transaction on February 3, 2003, which represents a net loss of ($19,440), or (82.9%) from our acquisition price of $23,440, or $0.4688 per share of IWWH acquired on March 31, 2001.

Operating Loss

     Our operating loss for the quarter ended June 30, 2003 was ($455), which represents a improvement of $721, or 60.3%, compared to an operating loss of ($1,196) for the quarter ended June 30, 2002. This improvement is the result of increased revenues which offset increased operating expenses.

     For the six-months ended June 30, 2003 our operating loss was ($370), which represents a improvement of $5,601, or 93.8%, compared to an operating loss of ($5,971) for the six-months ended June 30, 2002. This improvement is attributed to higher revenues and better cost controls.

Net Loss

     We experienced a net loss of ($1,455), or NIL per share, for the quarter ended June 30, 2003, a decrease of $8,831, or 85.6%, compared to a net loss of ($10,286), or NIL per share, for the quarter ended June 30, 2002. Our net loss for the six-months ended June 30, 2003 was ($1,370), or NIL per share, which represents a decrease of $21,691, or 94.1%, compared to ($23,061), or NIL per share, for the six-months ended June 30, 2002. The improvements to our net losses for both the quarter and six-months ended June 30, 2002 was the result of increased revenues and the liquidation of our Inform Worldwide Holdings investment.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash provided by operating activities for the quarter ended June 30, 2003 was $745 compared to $2,950 for the quarter ended June 30, 2003 and was $7,200 for the six-months ended June 30, 2003 compared to $4,070 for the six-months ended June 30, 2002.

     As of June 30, 2003, we had current assets aggregating $14,810, comprised of $7,310 in cash or cash equivalents, marketable securities valued at $5,000, and a note receivable of $2,500.

     As of June 30, 2003 we had other assets consisting of a $55,663 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method and experienced a decrease in value of ($1,000) during the quarter ended June 30, 2003 and a decrease in value of ($2,000) for the six-months ended June 30, 2003. Our initial investment in this joint venture project was valued at $60,000.

     As of June 30, 2003, we had no liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments that are not commensurate with increases in revenues and gross subsequent profits.


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

Joint Venture Developments

     On July 30, 2001, we entered into a joint venture agreement for the formation of Coconut Grove Group, Ltd., a joint venture that is 20% owned by us and 80% owned by Tiki Hut Enterprises, Ltd. The joint venture is initially being capitalized with a US$3 million cash investment from Tiki Hut Enterprises, Ltd. and an investment from us of 50,000,000 (adjusted for a 50-for-1 forward stock split effected April 11, 2003) restricted shares of our common stock.
None of the joint venture partners are under any obligations to make any additional capital contributions.

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

Acquisition Intent

     On July 16, 2003 we announced our intent to acquire an existing theme-based restaurant and bar business in the Caribbean region. The acquisition, if completed, will be for cash and/or debt and will be non-dilutive to existing shareholders.

     Premier must adhere to a non-disclosure agreement with the acquisition candidate until the acquisition closes, but acknowledges the restaurant is well established, continues to grow in terms of both annual revenues and net profits, and has considerable potential for expansion and growth. Should the acquisition close as expected it will contribute significantly to Premier's annualized revenues and net earnings.

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

Factors That May Affect Future Results

     We believe that our current available cash along with the proceeds, if any, from the future sale of our marketable securities, the anticipated revenues generated from our ownership and management fees associated with the Coconut Grove Group, Ltd. joint venture, continued contributions from our executive officers and members of our Board of Directors and Advisory Board, and any net proceeds received from the anticipated exercise of some of our issued and outstanding warrants and stock options should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least end of the fiscal year ending December 31, 2004.

     For the quarter ended June 30, 2003 we were cash flow positive. We anticipate remaining cash flow positive for the duration of fiscal 2003.

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

(B)     Reports on Form 8-K
        -------------------

Form 8-K filed on April 24, 2003 containing the announcement of Premier becoming a "certificate only" issuer.

Form 8-K filed on May 14, 2003 containing the announcement of the release of the first quarter fiscal 2003 results.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: August 12, 2003             By: /s/ Eric R. Boyer
                                       --------------------
                                       Eric R. Boyer
                                       President and CEO


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


Date: August 12, 2003         /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.




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


Date: August 12, 2003         /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.