Form 10QSB
period 2003-09-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2003-11-13
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at November 1, 2003
           -----                                 -------------------------------

Common Stock, Class A, $0.00002 par value                 82,630,000

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                     PREMIER DEVELOPMENT & INVESTMENT, INC.

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended September 30, 2003 (unaudited)
                    and the period ended December 31, 2002 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended September 30, 2003
                   and the three months ended September 30, 2002
                   and the six months ended September 30, 2003
                   and the six months ended September 30, 2002..........4

                  Statement of Cash Flow (unaudited)
                   for the three months ended September 30, 2003
                   and the three months ended September 30, 2002
                   and the six months ended September 30, 2003
                   and the six months ended September 30, 2002..........5

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

Item 4.          Submission of Matters to a Vote of Security Holders...16

Item 5.           Other Information....................................16

Item 6.           Exhibits and Reports on Form 8-K.....................16

                  Signatures...........................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                     September 30,  December 31,
                                                          2003         2002
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                     ASSETS

Current  assets:
     Cash and cash equivalents                          $    25        $  110
     Marketable securities                                5,000         8,000
     Receivables                                          2,500         2,500
                                                        -------       -------
     Total current assets                               $ 7,525       $10,610
                                                        -------       -------
Other assets:
     Investment in investee                             $55,663       $57,663
                                                        -------       -------
     Total assets                                       $63,188       $68,273
                                                        =======       =======

                                   LIABILITIES

Current liabilities:
     Loans from stockholders                            $18,374       $     -
                                                        -------       -------
    Total liabilities                                   $18,374       $     -
                                                        =======       =======
Stockholders'  equity:
    Common stock, class A, $0.00002 par value
       1,250,000,000 authorized;
       82,630,000 and 5,350,000 (pre-split) shares
       issued and outstanding, respectively             $ 1,653       $ 5,350
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       735,000 and -0- shares
       issued and outstanding, respectively                 735             -
    Additional paid in capital                          161,902       155,340
    Accumulated deficit                                 (82,971)      (54,742)
                                                        -------       -------
                                                         81,319       105,948
     Less: Class A common stock subscribed              (36,505)      (37,675)
                                                        -------       -------
          Total stockholders' equity                     44,814        68,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $63,188       $68,273
                                                        =======       =======

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         9-months        9-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                     9/30/03          9/30/02          9/30/03         9/30/02            Stage
                                                  -------------    -------------    -------------    -------------    ------------

REVENUE
  Management fees                                        $    -          $5,000          $10,000         $12,950         $26,682

OPERATING EXPENSES
  Salaries                                                1,200           1,200            3,600           3,600          15,600
  Professional fees                                      24,880           2,847           31,515          12,249          38,190
  Director fees                                               -               -                -             375           1,500
  Consulting services                                         -               -                -               -          13,765
  Marketing expenses                                        445               -            1,530           1,312           1,530
  Filing fees                                                 -           2,908                -           2,908          10,508
  Miscellaneous                                             334              97              584             529           4,783
                                                        --------        --------         --------        --------        --------
  Total operating expenses                               26,859           7,052           37,229          20,973          85,876
                                                        --------        --------         --------        --------        --------
Gain (Loss) on operations                               (26,859)         (2,052)         (27,229)         (8,023)        (59,194)
                                                        ========        ========         ========        ========        ========
Other income (expense)
  Equity in earnings (loss) of investee                       -               -           (2,000)         (1,590)         (4,337)
  Unrealized gain (loss) on marketable securities             -          (3,500)           1,000         (19,000)        (19,440)
                                                        --------        --------         --------        --------        --------
  Total other income (expense)                                -          (3,500)          (1,000)        (20,590)        (23,777)

Net income (loss)                                       (26,859)         (5,552)         (28,229)        (28,613)        (82,971)
                                                        ========        ========         ========        ========        ========

(Loss) per common share

    Basic                                                  NIL            NIL               NIL            NIL               NIL
                                                        =========      =========        =========       =========        ========

    Fully diluted                                          NIL            NIL               NIL            NIL               NIL
                                                        =========      =========        =========       =========        ========
Weighted average number of shares
    Basic                                              82,728,462    267,500,000      128,265,772     267,500,000     255,418,295

    Fully diluted                                     244,728,462    425,750,000      285,265,772     425,750,000     417,418,295


Note: All share figures and amounts have been adjusted to reflect a 50-for-1 forward stock split effected on April 11, 2003.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         9-months        9-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                     9/30/03          9/30/02          9/30/03         9/30/02            Stage
                                                  -------------    -------------    -------------    -------------    ------------
Cash flows from operating activities:
   Net (loss) earnings                              ($26,859)         ($5,552)        ($28,229)          ($28,613)       ($82,971)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Equity in (earnings) loss of investee                -                -            2,000              1,590           4,337
      Unrealized loss (gain) in marketable
        securities                                         -            3,500           (1,000)            19,000          19,440
      Gain from sale of marketable securities              -                -           (2,000)                 -           3,000
      Loan to affiliate                                    -           (2,500)               -             (2,500)         (2,500)
      Loan from stockholder                           18,374                -           18,374                  -          18,374
      Investment in affiliate                              -           (5,000)               -             (5,000)         (5,000)
      Common stock issued in connection with
        exercise of stock options for
        payment of expenses                                -            2,914                              10,180          26,620
      Common stock issued to directors                     -                -                -                  -           1,500
      Common stock issued to consultants                   -                -                -                  -           1,250
      Increase (decrease) in prepaid expenses              -                -              (30)               375             375
      Donated services of officers                     1,200            1,200            3,600              3,600          15,600
                                                    --------         --------         --------           --------         -------
   Total adjustments                                  19,574              114           20,944             27,245          82,996
                                                    --------         --------         --------           --------         -------
   Net cash provided by (used) in operations         ($7,285)        $    114         ($7,285)           ($1,368)         $    25
                                                    --------         --------         --------           --------         -------

Net increase (decrease) in cash                      ($7,285)         ($5,438)        ($7,285)           ($1,368)         $    25

Cash at beginning of the period                        7,310           10,193            7,310              6,123               -
                                                    --------         --------         --------           --------         -------
Cash at end of the period                           $     25         $  4,755         $     25           $  4,755         $    25
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
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Retirement of common stock
  and issuance of preferred
  stock in connection with
  tender offer                    (3,675,000)   (3,675)    735,000       735     2,940                        -

  50-for-1 forward split          82,075,000         -           -         -         -            -           -

  Share cancellation              (1,120,000)      (22)          -         -        22            -           -

  Donated services by officers             -         -                           3,600                    3,600

  Net loss during period                   -         -           -         -         -      (28,229)    (28,229)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT SEPTEMBER 30, 2003
(UNAUDITED)                       82,630,000   $ 1,653     735,000    $  735  $161,902     ($82,971)   $ 81,319
                                   ==========  ========  ==========  ========  =======  ============  ==========


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

Interim  Unaudited  Financial  Statements
-----------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months and nine-months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2002 filed on Form 10-KSB on March 31, 2003.

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

Since its inception, Premier has an accumulated loss of $82,971 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $     16,594
          Valuation allowance                             (16,594)
          Net tax benefit                            $          0

As of September 30, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee for the nine-months ended September 30, 2003 is as follows:

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

NOTE F - DONATED SERVICES

For the three-months ended September 30, 2003, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $600 and Victoria Carlton, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600. The donated value of these services was recorded as contributed capital.

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

Results of Operations

     For the ease of reference, we refer to the three-months ended September 30, 2003 as the quarter ended September 30, 2003 and the period of nine-months ended September 30, 2003 as the nine-months ended September 30, 2003. Additionally, we refer to the three-months ended September 30, 2002 as the quarter ended September 30, 2002 and the period of nine-months ended September 30, 2002 as the nine-months ended September 30, 2002. We reference the current fiscal year which ends on December 31, 2003 as fiscal 2003.

Revenues

     For the quarter ended September 30, 2003, revenues were flat at $-0-compared to $5,000 for the quarter ended September 30, 2002, which were entirely generated from a one-time consulting project.

     For the nine-months ended September 30, 2003, we generated revenues of $10,000 compared to $12,950 for the nine-months ended September 30, 2002, representing an decrease of $5,000, or 38.6%. The decline in revenue was the result of a one-time consulting project in the nine-months ended September 30, 2002. The other revenues for both periods were entirely generated from management fees associated with our Coconut Grove Group joint venture project.

     As a result of the recent weakness in our share price and subsequent difficulty in securing outside funding, we presently do not anticipate generating any further management fees associated with being the Managing Partner of our Coconut Grove Group joint venture project until adequate outside funding is secured.

     We further do not anticipate increases in the level of quarterly revenues from other business activities until at least the fiscal quarter ending March 31, 2004.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $26,859 for the quarter ended September 30, 2003, which was an increase of $19,807, or 280.8%, compared to $7,052 for the quarter ended September 30, 2002. The large increase was attributable primarily to higher professional fees associated with our retention of third-party sources to assist with conducting due diligence on an acquisition candidate. We are presently continuing our due diligence efforts on this and similar acquisition candidates. We anticipate our quarterly expenses will continue to increase in future fiscal quarters to cover the costs of these acquisition efforts.

     For the nine-months ended September 30, 2003, our operating expenses totaled $37,229, representing an increase of $16,256, or 77.5%, compared to $20,973 for the nine-months ended September 30, 2002. The increase was related to due diligence on our acquisition candidates.

Operating Loss

     Our operating loss for the quarter ended September 30, 2003 was ($26,829), which represents an increase of ($24,777), or 1,207%, compared to an operating loss of ($2,052) for the quarter ended September 30, 2002. This increase is the result of increased costs related to our acquisition due diligence efforts.

     For the nine-months ended September 30, 2003 our operating loss was ($27,229), which represents an increase of ($19,204), or 239.4%, compared to an operating loss of ($8,023) for the nine-months ended September 30, 2002. This increase is the result of increased costs associated with our acquisition efforts.

Other Income (Expenses)

     For the three-months and nine-months ended September 30, 2003 we experienced a decrease in equity of $-0- and ($2,000), respectively, in our Coconut Grove Group joint venture project. We sold our shares of Inform Worldwide at $0.08 a share in a private transaction on February 3, 2003, which represents a net loss of ($19,440), or (82.9%) from our acquisition price of $23,440, or $0.4688 per share of IWWH acquired on March 31, 2001.

Net Loss

     Our net loss for the quarter ended September 30, 2003 was ($26,859), which represents an increase of ($21,307), or 383.8%, compared to an operating loss of ($5,552) for the quarter ended September 30, 2002. This increase is the result of increased costs related to our acquisition due diligence efforts.

     For the nine-months ended September 30, 2003 our operating loss was ($28,229), which represents an improvement of $384, or 1.3%, compared to an operating loss of ($28,613) for the nine-months ended September 30, 2002. This improvement is attributed to the fact we disposed of our Inform Worldwide Holdings common stock during the period and were no longer subjected to dramatic changes in its valuation.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash used by operating activities for the quarter ended September 30, 2003 was ($7,285) compared to net cash provided of $114 for the quarter ended September 30, 2003 and was ($7,285) for the nine-months ended September 30, 2003 compared to ($1,368) for the nine-months ended September 30, 2002.

     As of September 30, 2003, we had current assets aggregating $7,525, comprised of $25 in cash or cash equivalents, marketable securities valued at $5,000, and a note receivable of $2,500.

     As of September 30, 2003 we had other assets consisting of a $55,663 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method. Our initial investment in this joint venture project was valued at $60,000.

     As of September 30, 2003, we had liabilities of ($18,374) consisting of interest-free demand notes to two stockholders. These stockholders are assisting us with covering our expanded operational expenses while developing the financing contacts necessary to be able to consummate our first acquisition. We do not have any other liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments that are not commensurate with increases in revenues and gross subsequent profits.


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

(B)     Reports on Form 8-K
        -------------------

Form 8-K filed on August 14, 2003 containing the announcement of the release of the second quarter fiscal 2003 results.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: November 10, 2003           By: /s/ Eric R. Boyer
                                       --------------------
                                       Eric R. Boyer
                                       President and CEO


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


Date: November 10, 2003       /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.




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


Date: November 10, 2003       /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.