Form 10KSB
period 2003-12-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2004-03-31
CIK 1140003

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-33005

                     Premier Development & Investment, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   NEVADA                              52-2312117
           ----------------------               ----------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
                    incorporation)


               8910 N. Dale Mabry Hwy., Ste. 37                 33614
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

                    Common Stock, Class A, $0.00002 par value
                    -----------------------------------------
                                (Title of Class)

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

The Registrant's revenues for its fiscal year ended December 31, 2003 were $14,000.

The aggregate market value of the voting stock on March 1, 2004 (consisting of Common Stock, Class A, $0.00002 par value per share) held by non-affiliates was approximately $83,404,232 based upon the most recent sales price for such Common Stock on said date ($2.32). On such date, there were 75,920,250 shares of Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No


TABLE OF CONTENTS

RISK FACTORS..................................................................3

PART I........................................................................5
     Item 1.  Description of Business.........................................5
     Item 2.  Description of Property........................................13
     Item 3.  Legal Proceedings..............................................13
     Item 4.  Submission of Items to a Vote of Security Holders..............13

PART II......................................................................13
     Item 5.  Market for Common Equity and Related Stockholder Matters.......13
     Item 6.  Management's Discussion and Analysis or Plan of Operation......15
     Item 7.  Financial Statements...........................................18
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................18
     Item 8A. Controls and Procedures........................................18

PART III.....................................................................19
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............19
     Item 10. Executive Compensation.........................................22
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management.....................................................24
     Item 12. Certain Relationships and Related Transactions.................25
     Item 13. Exhibits and Reports on Form 8-K...............................26
     Item 14. Principal Accountant Fees and Services.........................26

SIGNATURES...................................................................26

INDEX TO FINANCIAL STATEMENTS................................................F1

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

     Our business was incorporated in the State of Nevada on March 29, 2001 and is presently considered a development stage company with limited operating history. Because we have such a limited operating history, it is difficult to evaluate our business and future prospects. An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development. Our revenue and income potential is unproven and our business model is still emerging. If our business model does not prove to generate sufficient profits, investors may lose all of their investment.


We have incurred operating losses since the inception of our business; our future profitability is uncertain.

     As of December 31, 2003, we had limited revenues and an accumulated deficit of ($97,368). Although we anticipate our revenues will increase significantly during the course of the fiscal year ending December 31, 2004 as we execute our business plan, we can give no assurances that this will occur, and if it does occur that the increases in revenues will lead to profitability by offsetting any associated increases in operating expenses. Furthermore, we can give no assurances that if profitability is reached due to increases in revenues that we will be able to maintain such profitability.


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

     Our common stock was quoted with a closing price of $2.32 a share on March 1, 2004 thereby making it subject to the Securities and Exchange Commission's "penny stock rules".
     The SEC has adopted a set of rules called the "penny stock rules" that regulate broker-dealer securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information regarding transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with other information. The penny stock rules require that prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. These penny stock rules may make it more difficult for investors in our common stock to sell their common stock.

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

Our Industry Overview

     In the United States, consumers are drinking and eating at restaurants and bars at ever increasing rates. According to the National Restaurant Association, the restaurant industry is expected to generate approximately $440.1 billion in sales during the course of 2004. This is up about 4.4% over 2003, which would comprise approximately 4% of the United States' Gross Domestic Product (GDP).

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

     CG Group was initially capitalized with a US$3,000,000 cash investment commitment from Tiki Hut and an investment by us of 1,000,000 restricted shares of our common stock. Neither Tiki Hut nor us are under any obligations to make any additional capital contributions.

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

Acquisitions

     On January 13, 2004 Premier entered into a Letter of Intent to purchase Countrywide Realty Services. As of March 1, 2004 Premier is continuing with its due diligence process and is working with our independent auditing firm, Baumann, Raymondo & Company, P.A., to complete a comprehensive independent audit of Countrywide's financial statements. Upon successful completion of this auditing process and any other due diligence efforts necessary, Premier will move ahead and close this acquisition.

     Premier is also actively seeking additional acquisition prospects that would complement and accelerate its growth. Management's primary focus involving the realm of acquisitions involves seeking and acquiring new and innovative themed restaurant and bar concepts that have one to five operating units. Such concepts and acquisition targets could benefit from having a publicly traded parent company and would be prime candidates for future franchising efforts.

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

Employees

     As of March 1, 2004, we had two full-time employee.

     None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be very good.

Properties

     Our strategic alliance partner, Stag Financial Group, Inc., currently provides us with approximately 230 square feet of office space free of charge in an office building they lease. Stag has no plans to begin charging us a rent within the next year for the usage of this space.

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


Item 2.  Description of Property

     Our strategic alliance partner, Stag Financial Group, Inc., currently provides us with approximately 230 square feet of office space free of charge in an office building they lease. Stag has no plans to begin charging us a rent within the next year for the usage of this space.

Item 3.  Legal Proceedings

     On January 22, 2004 we filed a civil suit in Dallas County, Texas naming Equitilink, L.L.C., James J. Mahoney, Thomas M. Mahoney and Shamrock Holdings as defendants. The defendants were served on January 30, 2004. The suit alleges that the defendants failed to render services as agreed upon in a October 1, 2003 contract thereby causing a breach of contract. The suit seeks recovery of 600,000 shares of our common stock plus other damages and relief. We do not believe that this suit will have any material adverse impact upon our operations or financial condition.

     We are not currently party to any other legal proceedings, nor are we aware of any other pending or threatened actions against us.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our common stock, class A, $0.00002 par value is quoted on the OTC Bulletin Board market under the trading symbol "PDVN". The following table sets forth, for each quarter period since our stock began trading on December 20, 2002 and the first quarter of 2004, the high and low sales prices as reported by the National Association of Securities Dealers (NASD).


Year Ending:                       Quarter Ending                      High               Low
-------------------------          -----------------------         -------------     -------------

December 31, 2002(1)               Fourth Quarter (2)                  -0-                -0-

December 31, 2003                  First Quarter (3)                  $0.22              $0.02
                                   Second Quarter                     $0.20              $0.02
                                   Third Quarter                      $0.30              $0.04
                                   Fourth Quarter                     $0.69              $0.03

December 31, 2004                  First Quarter (through
                                   March 1, 2004)                     $3.30              $0.61


(1) Premier's common stock began trading on the OTC Bulletin Board under the trading symbol "PDVN" on December 20, 2002.

(2) Premier's common stock did not trade during the fiscal year ending December 31, 2002.

(3) Adjusted to reflect a fifty-for-one stock split effective April 11, 2003.



     As of March 1, 2004 16 NASD market making firms were quoting our common stock on the OTC Bulletin Board market. Our common stock had a closing price of $2.32 a share on March 1, 2004.

     As of March 1, 2004, we had approximately 467 stockholders of record.

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

Share Exchange Offer, Forward Stock Split and Share Cancellations

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

     On April 11, 2003 we undertook a 50-for-1 forward stock split of our common stock. After the forward stock split we had 83,750,000 shares issued and outstanding. The purpose of this forward stock split was to enhance the liquidity of our common stock on the OTC Bulletin Board.

     On July 9, 2003 we cancelled 1,120,000 shares of our common stock then issued and outstanding. This reduced our issued and outstanding common stock to 82,630,000.

     On January 1, 2004 we cancelled 6,709,750 shares of our common stock then issued and outstanding and 750,000 shares of our preferred stock, class A, $0.001 par value. This reduced our issued and outstanding common stock to 75,920,250 and our issued and outstanding preferred stock to -0-.

Recent Sales of Unregistered Securities

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" and elsewhere in this Annual Report.

Overview

     We are a developer and operator of theme-based restaurants and bars. Since our inception on March 29, 2001 we have operated as a development stage company.

Independent Auditor's "Going Concern" Opinion

     The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes there is "substantial doubt" that we will be able to continue as a going concern. See "Independent Auditors' Report" on page F-2. The auditor notes that we remain a development stage company and that we are dependent upon our ability to realize the value of our assets to meet future financing requirements. We believe we are taking the steps necessary towards developing and implementing our business plan and are working towards generating sufficient levels of cash flow that will lead to the elimination of such qualification from our audited statements. However, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated or sustained in the future.

Results of Operations

     For the ease of reference, we refer to the fiscal year ended December 31, 2002 as fiscal 2002 or the fiscal year ended December 31, 2002 and we refer to the fiscal year ended December 31, 2003 as fiscal 2003 or the fiscal year ended December 31, 2003. Subsequently, our present fiscal year, also referenced as fiscal 2004, ends on December 31, 2004.

Revenues

     For fiscal 2003 we generated sales of $14,000. This represents a $5,651, or 67.7%, increase over fiscal 2002 sales of $8,349. These revenues consisted of management fees associated with being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us.

Expenses

     Operating Expenses. Operating expenses increased $29,508, or 116.5%, to $54,826 compared to $25,318 for the prior fiscal year. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and director fees. Of these operating expenses $22,279 remain payable, $4,800 were donated services by our executive officers, and the remainder was paid with cash. The increase is primarily attributable to our increased level of business activities and costs related to conducting due diligence efforts on various acquisition candidates.

     Other Expenses. We experienced a decline of ($2,800) in equity value for our Coconut Grove Group, Ltd. joint venture project, a joint venture 20% owned by us. The loss experienced represents our shared portion of the joint venture's ($14,000) loss during fiscal 2003. We also experienced an unrealized gain of $1,000 on marketable securities we have been holding.

Net Loss

     We experienced a net loss of ($42,626), or NIL per share, for fiscal 2003 compared to ($37,639), or NIL per share, for fiscal 2002. The $4,987, or 13.2%, increase in net loss was attributed primarily through our ongoing operating expenses, a decrease in the equity value of our Coconut Grove Group joint venture project, and an increase in our business activities, particular related to the due diligence efforts being conducted on various acquisition candidates.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash used by operating activities for fiscal 2003 was ($13,747) compared to ($19,294) for fiscal 2002. This represents a decline in cash used by operating activities of ($5,547), or (28.7%), from the preceding fiscal year.

     As of December 31, 2003, we had current assets consisting of $33 in cash or cash equivalents, marketable securities valued at $5,000, and receivables of $2,500.

     As of December 31, 2003 we had other assets consisting of a $54,863 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method and experienced a decrease in value of ($2,800) during fiscal 2003. Our initial investment in this joint venture project was valued at $60,000.

     As of December 31, 2003, we had liabilities of $22,279 which consists of monies owed to affiliated companies for services rendered and their absorbing some of Premier's fiscal 2003 operating expenses.


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

     We are the Managing Partner of this joint venture and, as such, are to receive a management fee in addition to our share in the joint venture's net profits. Our separate management fee is to be two-percent (2%) of the joint venture's net profits, or US$5,000 per fiscal quarter, whichever is greater.
Our management fee is not to aggregate less than US$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by the joint venture. Because we do not anticipate the joint venture to begin generating material revenues and net profits during the current fiscal year ending December 31, 2004, we anticipate generating management fees of $5,000 per fiscal quarter until the joint venture achieves material revenues and net profits.

Acquisition Developments

     On January 13, 2004 Premier entered into a Letter of Intent to purchase Countrywide Realty Services. Premier is presently undertaking a necessary due diligence process and is working with our independent auditing firm, Baumann, Raymondo & Company, P.A., to complete a comprehensive independent audit of Countrywide's financial statements. Upon successful completion of this auditing process and any other due diligence efforts necessary, Premier will move ahead and close this acquisition. Should our due diligence efforts conclude successfully, we anticipate closing on the Countrywide acquisition sometime during the second quarter of fiscal 2004.

     Premier is also actively seeking additional acquisition prospects that would complement and accelerate its growth. Management's primary focus within the realm of acquisitions involves seeking and acquiring new and innovative themed restaurant and bar concepts that have one to five operating units. Such concepts and acquisition targets could benefit from having a publicly traded parent company and would be prime candidates for future franchising efforts.


Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand our Board of Directors and/or Advisory Board. However, none of the members of our Board of Directors or Advisory Board receives a cash salary or cash benefits, nor do we have any plans to begin paying cash salaries or cash benefits to our Board of Directors or Advisory Board members during the current fiscal year ending December 31, 2004.

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

Factors That May Affect Future Results

     We believe that the anticipated revenues generated from our ownership and management fees associated with the Coconut Grove Group, Ltd. joint venture and continued contributions from our executive officers and members of our Board of Directors and Advisory Board will allow us to meet our forecasted cash needs for working capital and capital expenditures through at least the end of fiscal 2004.

     For the fiscal 2003 we were cash flow negative. We expended ($77) more in cash than we generated during fiscal 2003. We anticipate our operations will continue consuming cash until we can secure a significant and recurrent stream of revenue.

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

     However, if (i) we do not generate enough revenues from our operations (ii) or future sales of our marketable securities fail to generate sufficient net proceeds we may be unable to fully execute our business plan and cause us to seek additional sources of funding. While we have been in discussions with accredited lenders and investors, we have not yet secured any secondary sources of funding. Most likely such funding would be secured with assets acquired through a successful acquisition. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general unease and volatility in the equities market and the limited availability of venture capital financing sources. We cannot assure you that financing will be available and, if available to us, in amounts or on terms acceptable to us in the future.


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

Item 8A.  Controls and Procedures.

     Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of theend of the period covered by this report, thatour "disclosure controls and procedures",as defined in Rules 13(a)-15(e) and 15d-14(e) under the Securities Exchange Act of 1934 ("Exchange Act"), are effective to ensure that information required to be disclosed in the reports thatwe file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.There were no changes inour internal control over financial reporting during thefiscalquarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect,our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers and key management personnel, including their ages and respective positions as of March 25, 2003, are as follows:

                                                                      Director
       Name          Age    Position                                   Since
       ----          ---    --------                                  --------
Eric R. Boyer        34     Co-Founder, President, Chief Executive     2001
                            Officer and Director

Victoria Z. Carlton  28     Co-Founder, Director, Treasurer and        2001
                            Secretary

Andrew L. Jones      30     Chairman of the Board                      2002


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


DIRECTOR COMPENSATION

     Members of our Board of Directors are not receiving any compensation, cash or otherwise, for the fiscal year ending December 31, 2004. However, we may reimburse our directors for travel and lodging expenses associated with their attendance of Board meetings and other corporate mandated business.


ADVISORY BOARD COMPENSATION

     Members of our Advisory Board are not receiving any compensation, cash or otherwise, for the fiscal year ending December 31, 2004. However, we may reimburse our Advisory Board members for travel and lodging expenses associated with their assisting us in reviewing and advising Premier on various corporate business.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2003 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2003, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.


Item 10.  Executive Compensation

     The following table sets forth the compensation paid during the fiscal year ending December 31, 2003, which includes all compensation paid since our inception on March 29, 2001 to our Chief Executive Officer and each of our other executive officers and directors. No person has received compensation equal to or exceeding $100,000 nor have any bonuses been awarded since our inception on March 29, 2001. Furthermore, all of our executive officers and directors have agreed to forgo any and all types of cash compensation during the current fiscal year ending December 31, 2004.

                                Annual Compensation           Awards           Payouts
                                -------------------           ------           -------
                                               Other               Securities             All
                                              Annual   Restricted  Underlying            Other
Name and                                      Compen-    Stock      Options/    LTIP     Compen-
Principal                    Salary    Bonus  sation    Award(s)     SAR's     Payouts   sation
Position             Year      ($)      ($)     ($)       ($)         (#)        ($)     ($)(1)
------              ------   -------  ------  -------  ----------  ----------  -------  -------
Eric R. Boyer      2003      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 President,        2002      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 And CEO           2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-      -0-

Victoria Z. Carlton
 Director,         2003      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 Treasurer         2002      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 and Secretary     2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-      -0-

Andrew L. Jones    2003      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 Chairman          2002      -0-      -0-       -0-      -0-       -0-         -0-      -0-


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

Option Grants During the Fiscal Year

     The following table provides summary information as of December 31, 2003 regarding stock options granted to our Chief Executive Officer, other executive officers and directors. There were no other stock options awarded during the fiscal year ended December 31, 2003:

                     Number of      Percent of
                     Securities       Total
                     Underlying   Options/SAR's   Exercise or
Name and Principal    Options      Granted in      Base Price   Expiration
     Position       Granted(#)(1)  Fiscal 2003    ($/Share)(1)     Date
------------------  -----------   -------------   -----------   ----------

Eric R. Boyer
 President and
 CEO                 750,000         33.3%        $0.06        3/28/2008

Victoria Z. Carlton
 Director,
 Treasurer,
 and Secretary       750,000         33.3%        $0.06        3/28/2008

Andrew L. Jones
 Chairman            750,000         33.3%        $0.06        3/28/2008


(1) Number of securities underlying options and exercise prices have been adjusted to reflect a 50-for-1 forward stock split on April 11, 2003.


Option Exercises and Holdings

     The following table provides summary information regarding option exercises during the fiscal year ended December 31, 2003 and the value of options held as of December 31, 2003 by our Chief Executive Officer, executive officers and directors:

                                                                            Value of
                                                          Number of      Unexercised In-
                                                         Unexercised        The-Money
                                                        Options as of     Options at
                        Shares                        fiscal year-end    fiscal year-end
Name and Principal   Acquired on       Value ($)      (#) Exercisable/   ($)Exercisable/
Position             Exercise (#)       Realized       Unexercisable(1)   Unexercisable
------------------   ------------      ---------       --------------    ---------------
Eric R. Boyer
 President,
 And CEO                 -0-             $-0-          1,500,000/-0-           $-0-

Victoria Z. Carlton
 Director,
 Treasurer
 and Secretary           -0-             $-0-          1,500,000/-0-           $-0-

Andrew L. Jones
 Chairman                -0-             $-0-          2,250,000/-0-           $-0-

(1) Number of securities underlying options and exercise prices have been adjusted to reflect a 50-for-1 forward stock split on April 11, 2003.


Employment Agreements

     We have not entered into any employment agreements with any of our employees. All future employment arrangements are subject to the discretion of our Board of Directors.

Employee Stock Ownership Program (ESOP)

     We have not established any form of an employee stock ownership program
(ESOP), including stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of our executive officers, directors or other employees. It is possible that our Board of Directors may recommend the adoption of one or more such programs during the current fiscal year ending December 31, 2004.


Item 11. Security Ownership of Beneficial Owners and Management

     The following table present certain information as of March 1, 2004 regarding the beneficial ownership of our common stock by:

- each person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

-     each of our directors; and

-     all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 1, 2004 we had 75,920,250 shares issued and outstanding.

Except as otherwise indicated in the notes to the table,

- we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and

- the address of each beneficial owner listed in the table, except where otherwise noted, is c/o Premier Development & Investment, Inc., 8910 N. Dale Mabry Hwy., Ste. 37, Tampa, FL 33614.

                                             Shares
                                          Beneficially  Percentage
Directors and Executive Officers: (1)         Held        Owned
-------------------------------------     ------------  ----------
Eric R. Boyer (2)                            3,000,050       3.9%
Victoria Z. Carlton (3)                      3,550,050       4.6%
Andrew L. Jones (4)                          3,175,050       4.1%
All directors and officers as a group
  (3 persons)                                9,725,150      11.9%

Five Percent Stockholders
-------------------------

Stag Financial Group, Inc.
  P. O. Box 23542
  Tampa, FL  33623                          12,350,000      17.8%



Coconut Grove Group, Ltd. (5)
  C/o Premier Development & Investment,
      Managing Partner
  8910 N. Dale Mabry Hwy., Ste. 37
  Tampa, FL  33614                           7,500,000       9.9%

Olympus Imports & Exports, Ltd.
  Box 3816
  Road Town, Tortola,
  British Virgin Islands                    10,395,000      13.7%



(1)     Does not include persons who serve solely on our Advisory Board.

(2) Represents (a) 1,250,050 shares of our common stock, (b) 250,000 shares (125,000 individually) of our common stock gifted to minors William Owen and Sally Owen, relatives of Mr. Boyer's, and (c) 1,500,000 shares of our common stock issuable upon exercise of vested stock options.

(3) Represents (a) 2,050,050 shares of our common stock and (b) 1,500,000 shares of our common stock issuable upon exercise of vested stock options.

(4) Represents (a) 925,050 shares of our common stock and (b) 2,250,000 shares of our common stock issuable upon exercise of vested stock options.

(5) Coconut Grove Group, Ltd. is a joint venture that is 20% owned by ourselves and 80% owned by Tiki Hut Enterprises, Ltd.


Item  12.  Certain  Relationships  and  Related  Transactions.

     For the fiscal year ended December 31, 2003 we did not enter into a transaction with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us.


Item  13.  Exhibits  and  Reports  on  Form  8-K

Exhibit
Number      Description
-------     -----------

3.1*        Articles of Incorporation
3.2*        Certificate of Incorporation
3.3*        Certificate of Acceptance of Appointment by Resident Agent
3.4*        By-Laws
4.1*        Specimen copy of stock certificate for common stock, $0.001 par value
4.2*        Specimen copy of Stock Purchase Warrant Certificate underlying the common shares being registered in this registration statement
10.1**      Joint Venture Agreement for the Formation of Coconut Grove Group,
            Ltd. dated July 30, 2001
23.1        Consent of Baumann, Raymondo & Company, PA, dated March 26, 2004.
99.1        Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2        Certification by Treasurer and Secretary pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.
-----------------
* Incorporated by reference to registration statement on Form SB-2 (No. 333-65318) filed July 18, 2001.

** Incorporated by reference to registration statement on Form SB-2 Amendment No. 1 (No. 333-65318) filed on August 7, 2001.

Reports on Form 8-K
-------------------

     During the last three months covered by this Annual Report there were no Form 8-Ks filed with the SEC.

Item  14.  Principal  Accountant  Fees  and  Services.

     The Board of Directors has appointed Baumann, Raymondo and Company, PA as our independent auditors for the fiscal year ended December 31, 2003. Baumann, Raymondo & Company, PA has been regularly engaged independent auditor since June 2, 2001. Prior engaging Baumann, Raymondo & Company, PA we had no independent auditors.

     Baumann, Raymondo & Company, PA are engaged only as our independent auditors. They do not perform any other accounting or consulting services to us or on our behalf. Our auditing fees during the fiscal years ended December 31, 2002 and December 31, 2003 totaled $3,932 and $3,675, respectively. We do not anticipate a material change in auditing fees for the fiscal year ending December 31, 2004.


SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2004.

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


Signature                     Title                            Date

/s/ Eric R. Boyer             President, Chief Executive
----------------------        Officer                          March 29, 2004
Eric R. Boyer

/s/ Victoria Carlton
----------------------
Victoria Z. Carlton           Director, Secretary,
                              and Treasurer                    March 29, 2004

/s/ Andrew Jones              Chairman                         March 29, 2004
----------------------
Andrew L. Jones


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


Date: March 29, 2004          /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.

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


Date: March 29, 2004          /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.

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

    BALANCE SHEET AS OF DECEMBER 31, 2003                     F-3

    STATEMENT OF OPERATIONS FOR THE PERIOD MARCH 29, 2001     F-4
     (INCEPTION) TO DECEMBER 31, 2001 AND FOR THE YEARS ENDED
     DECEMBER 31, 2002 AND 2003 AND THE CUMULATIVE PERIOD FROM
     MARCH 29, 2001 TO DECEMBER 31, 2003

    STATEMENT OF CASH FLOWS FOR THE PERIOD MARCH 29, 2001     F-5
     (INCEPTION) TO DECEMBER 31, 2001 AND FOR THE YEARS ENDED
     DECEMBER 31, 2002 AND 2003 AND THE CUMULATIVE PERIOD FROM
     MARCH 29, 2001 TO DECEMBER 31, 2003

    STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD          F-6
     (INCEPTION) TO DECEMBER 31, 2001 AND FOR THE YEARS ENDED
     DECEMBER 31, 2002 AND 2003

    NOTES  TO  FINANCIAL  STATEMENTS                          F-7

                     [Baumann, Raymondo & Company, PA logo]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Premier Development & Investment, Inc.
Tampa, Florida

We have audited the accompanying balance sheet of Premier Development & Investment, Inc. (a Development Stage Company), as of December 31, 2003, and the related statements of operations, cash flows and stockholders' equity for the period from March 29, 2001 (date of inception) to December 31, 2001 and for the years ended December 31, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Premier Development & Investment, Inc. at December 31, 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the Company has been in the development stage since its inception on March 29, 2001. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



/s/ Baumann, Raymondo & Company, P.A.
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
March 15, 2004

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


ASSETS
CURRENT ASSETS
  Cash                                                             $        33
  Marketable securities                                                  5,000
  Receivable                                                             2,500
                                                                   -----------
      Total current assets                                               7,533
                                                                   -----------
OTHER ASSETS
  Investment in Investee                                                54,863
                                                                   -----------

      TOTAL ASSETS                                                 $    62,396
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Due to affiliated companies controlled by
    a shareholder                                                 $     22,279
                                                                   -----------

      TOTAL LIABILITIES                                            $    22,279
                                                                   ===========

STOCKHOLDERS' EQUITY
    Class A voting common stock, $0.00002 par value
       1,250,000,000 shares authorized;
       82,630,000 shares issued and outstanding                         $1,653
    Class B voting common stock, $0.001 par value
       10,000,000 shares authorized;
       -0- shares issued and outstanding                                     -
    Preferred stock, $0.001 par value
       20,000,000 shares authorized;
       735,000 issued and outstanding                                      735
    Additional paid in capital                                         163,102
    Deficit accumulated during the development stage                   (97,368)
                                                                       --------
                                                                        68,122
    Less: Class A common stock subscribed                              (28,005)
                                                                       --------
    Total stockholders' equity                                          40,117

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $62,396
                                                                       ========






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
               AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003
                 MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2003



                                                      2001             2002             2003         CUMULATIVE
                                                  -------------    -------------    -------------   ------------

REVENUE                                                $8,333          $8,349          $14,000         $30,682
                                                      --------        --------         --------        --------

OPERATING EXPENSES
  Salaries                                              7,200           4,800            4,800          16,800
  Professional fees                                     5,500           3,675           40,900          50,075
  Director fees                                         1,125             375                -           1,500
  Consulting services                                   1,265          10,000                -          11,265
  Filing fees                                           6,336           4,172            1,940          12,448
  Miscellaneous                                         1,903           2,296            7,186          11,385
                                                      --------        --------         --------        --------
  TOTAL OPERATING EXPENSES                             23,329          25,318           54,826         103,473
                                                      --------        --------         --------        --------
LOSS FROM OPERATIONS                                  (14,996)        (16,969)         (40,826)        (72,791)
                                                      ========        ========         ========        ========
OTHER INCOME (EXPENSE)
  Equity in earnings (loss) of investee                (1,667)           (670)          (2,800)         (5,137)
  Unrealized gain (loss) on marketable securities        (440)        (20,000)           1,000         (19,440)
                                                      --------        --------         --------        --------

NET LOSS                                              (17,103)        (37,639)         (42,626)        (97,368)
                                                      ========        ========         ========        ========

(Loss) per common share

    Basic                                                NIL            NIL               NIL
                                                      =========      =========        =========

    Fully diluted                                        NIL            NIL               NIL
                                                      =========      =========        =========
Weighted average number of shares
    Basic                                           189,666,065    267,500,000       82,630,000

    Fully diluted                                   346,416,065    424,250,000      239,380,000






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                         PREMIER DEVELOPMENT & INVESTMENT, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS
                    MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
                     FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003
                    MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2003



                                                       2001            2002             2003           CUMULATIVE
                                                  -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         ($17,103)        ($37,639)        ($42,626)          ($97,368)
                                                  -------------    -------------    -------------    -------------

   Adjustments to reconcile net loss to
    cash used in operating activities:

      Equity in earnings of investee                   1,667              670            2,800              5,137
      Common stock received for services                   -           (5,000)               -             (5,000)
      Unrealized (gain) loss in marketable
        securities                                       440           20,000           (1,000)            19,440
      Common stock issued in connection with
        exercise of stock options for
        payment of expenses                           11,169                -                -             11,169
      Common stock issued in connection with
        services provided by directors                 1,500                -                -              1,500
      Common stock issued in connection with
        services provided by consultants               1,250                -                -              1,250
      Common stock issued in connection with
        Donated services of officers                   7,200            4,800            4,800             16,800
      Increase in payables                                 -                -           22,279             22,279
      Increase in receivable                               -           (2,500)               -             (2,500)
      Decrease in prepaid expenses                         -              375                -                375
                                                    --------         --------         --------           --------
   Total adjustments                                  23,226           18,345           28,879             70,450
                                                    --------         --------         --------           --------
   Net cash provided by (used) in operations          $6,123         ($19,294)        ($13,747)          ($26,918)
                                                    --------         --------         --------           --------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
   Proceeds from sale of marketable securities             -                -            4,000              4,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Stock subscriptions received                            -           13,281            9,670             22,951

NET INCREASE (DECREASE) IN CASH                       $6,123          ($6,013)            ($77)               $33

CASH, BEGINNING OF PERIOD                                  -            6,123              110                  -
                                                    --------         --------         --------           --------
CASH, END OF PERIOD                                   $6,123             $110              $33                $33
                                                    ========         ========         ========           ========


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


                                       PREMIER DEVELOPMENT & INVESTMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                  MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
                                 AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003


                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                                                         DURING THE
                                        COMMON STOCK        PREFERRED STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                        $      -   $     -   $       -   $     -   $     -   $        -    $      -

 Issuance of common stock
   to directors for services       1,500,000     1,500                                                    1,500

  Issuance of common stock
   to consultants for services     1,250,000     1,250                                                    1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000       350                          23,090                   23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000     1,000                          59,000                   60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000     1,250                          61,250                   62,500

  Donated services by officers             -         -                           7,200                    7,200

  Net loss during year                     -         -           -         -         -      (17,103)    (17,103)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2001
                                   5,350,000   $ 5,350           -    $    -  $150,540     ($17,103)  $ 138,787
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           4,800                    4,800

  Net loss during year                     -         -           -         -         -      (37,639)    (37,639)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2002
                                   5,350,000   $ 5,350           -    $    -  $155,340     ($54,742)  $ 105,948
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     4,800            -       4,800

  Exchange of common stock for
  preferred stock                 (3,675,000)   (3,675)    735,000       735     2,940            -           -

  Common split                    82,075,000         -           -         -         -            -           -

  Common stock cancelled          (1,120,000)      (22)          -         -        22            -           -

  Net loss during year                     -         -           -         -         -      (42,626)    (42,626)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2003
                                  82,630,000   $ 1,653     735,000    $  735  $163,102     ($97,368)   $ 68,122
                                   ==========  ========  ==========  ========  =======  ============  ==========







                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2002 AND 2003



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

Marketable Securities

Premier's security investments were acquired in conjunction with the issuance of its common stock or for services rendered, and are held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in operations.

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

Since its inception, Premier has an accumulated loss of $ 97,967 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

                 Future tax benefit       $33,300
                 Valuation allowance      (33,300)
                 Net tax benefit          $0

At December 31, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd. condensed financial information of the investee at December 31, 2002 and 2003 is as follows:

                                                        2002            2003

     Sales                                             $4,600          $3,500
     Gross Profit                                      $4,600          $3,500
     Net income (loss) from continuing operations     ($3,350)       ($14,000)
     Net income (loss)                                ($3,350)       ($14,000)

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

NOTE D - STOCK, WARRANT AND OPTION ISSUANCES

On March 28, 2003, options to purchase 15,000 shares of Premier's $.001 par value Class A voting common shares at a purchase price of three dollars ($3.00) per share were issued to each director and to two individuals from to an unrelated entity (aggregating 75,000 options in total). The options vest immediately and expire on the fifth anniversary of the date of their issuance.

April 12, 2002, options to purchase 15,000 of Premier's $.001 par value Class A voting common shares at a purchase price of three dollars ($3.00) per share were issued to each director as compensation, in lieu of cash, for services. The options vest immediately and expire on the fifth anniversary of the date of their issuance.

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

In addition, this entity was granted 500,000 warrants to purchase the same number of Premier's $.001 par value Class A voting common stock at a purchase price of four dollars ($4.00) per share. The warrants expired on December 31, 2003.

On March 29, 2001, 250,000 options to purchase the same number of Premier's $.001 par value Class A voting common stock at a purchase price of five cents ($0.05) per share was issued to an unrelated entity to develop an investor relations program. The options vest immediately and expire on the fifth anniversary of the date of their issuance.

On March 29, 2001, 1,000,000 shares of Premier's $.001 par value Class A voting common stock were issued to several unrelated entities for consulting services provided to Premier. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

On March 31, 2001, 350,000 shares of Premier's $.001 par value Class A voting common stock and 500,000 warrants to purchase the same number of Premier's $.001 par value Class A voting common stock at a purchase price of four dollars ($4.00) per share were issued in conjunction with the acquisition of 50,000 shares of Inform Worldwide Holdings, Inc.(OTC "IWWH") from two separate unrelated entities under a stock purchase agreement. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended. The warrants, which may be redeemed by Premier under certain restrictions, expired on December 31, 2003.

On May 15, 2001, an option to purchase 15,000 shares of Premier's .001 par value Class A voting common stock at a purchase price of two dollars ($2.00) per share were issued to each member of the nine person advisory board to assist Premier on specific matters as they related to the individual board members expertise. The options vest immediately and expire on the third anniversary of the date of their issuance.

On May 15, 2001 Premier issued 2,000,000 warrants in the form of a stock dividend to all shareholders of record on May 15, 2001. The warrants would be divided equally based upon the number of Class A shares held. Each warrant is exercisable into a share of the Company's Class A voting common stock at a price of four dollars ($4.00) per share. The warrants, which may be redeemed by Premier under certain restrictions, expired on December 31, 2003.

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

NOTE E - RELATED PARTY TRANSACTIONS

Premier utilizes a portion of a shareholder's corporate office as its primary office without charge.

NOTE F - DONATED SERVICES

For the year ended December 31, 2003, 2002 and 2001 the president and secretary of Premier performed services on behalf of Premier with a fair value of $4,800, $4,800 and $7,200, respectively. The donated value of these services was recorded as contributed capital.

NOTE G - STOCK SPLIT

On March 28, 2003, the Board of Directors authorized a 50 for 1 stock split, thereby increasing the number of authorized shares from 25,000,000 to 1,250,000,000 and decreasing the par value of each share from $.001 to $.00002. All references in the accompanying financial statements to the number of common shares and per share amounts for 2002 and 2001 have been restated to reflect the stock split.

NOTE H - PREFERRED STOCK

The Company's preferred stock pays an annual 4% dividend, payable in preferred stock. After holding the preferred stock for a minimum of one year, the holder may opt to convert it into registered shares of common stock at a ratio of five shares of common stock for each share of preferred stock converted. Additionally, the Company reserves the right to call for the conversion of the preferred stock at any time after the minimum one year holding period.