Form 10QSB
period 2004-03-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2004-05-06
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the transition period from                to
                                        --------------    ------------------

                          Commission File No. 000-33005


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          NEVADA                     52-2312117
             -------------------------------     -------------------
             (State or other jurisdiction of        (IRS Employer
              Incorporation or Organization)      Identification No.)


             8910 N. Dale Mabry Hwy., Ste. 37, Tampa, Florida  33614
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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at April 26, 2004
           -----                                 -----------------------------

Common Stock, Class A, $0.00002 par value                  75,920,250

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended March 31, 2004 (unaudited)
                    and the period ended December 31, 2003 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended March 31, 2004
                   and the three months ended March 31, 2003
                   and the period from March 29, 2001 (inception)
                   through March 31, 2004...............................4

                  Statement of Cash Flow (unaudited)
                   for the three months ended March 31, 2004
                   and the three months ended March 31, 2003
                   and the period from March 29, 2001 (inception)
                   through March 31, 2004...............................5

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

Item 2.           Changes in Securities and Use of Proceeds............16

Item 3.           Defaults Upon Senior Securities......................16

Item 4.          Submission of Matters to a Vote of Security Holders...16

Item 5.           Other Information....................................16

Item 6.           Exhibits and Reports on Form 8-K.....................17

                  Signatures...........................................17

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                       March 31,    December 31,
                                                         2004           2003
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                     ASSETS

Current  assets:
     Cash and cash equivalents                          $21,907        $   33
     Marketable securities                                5,000         5,000
     Receivables                                          2,500         2,500
                                                        -------       -------
     Total current assets                               $29,407       $ 7,533
                                                        -------       -------
Other assets:
     Investment in investee                             $53,263       $54,863
                                                        -------       -------
     Total assets                                       $82,670       $62,396
                                                        =======       =======

                                   LIABILITIES

Current liabilities:
     Loans from stockholders                            $     -       $22,279
                                                        -------       -------
    Total liabilities                                   $     -       $22,279
                                                        =======       =======
Stockholders'  equity:
    Common stock, class A, $0.00002 par value
       1,250,000,000 authorized;
       75,920,250 and 82,630,000 shares
       issued and outstanding, respectively             $ 1,518       $ 1,653
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       -0- and 735,000 shares
       issued and outstanding, respectively                   -           735
    Additional paid in capital                          186,450       163,102
    Accumulated deficit                                (105,298)      (97,368)
                                                        -------       -------
                                                         82,670        68,122
     Less: Class A common stock subscribed                    -       (28,005)
                                                        -------       -------
          Total stockholders' equity                     82,670        40,117

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $82,670       $62,396
                                                        =======       =======

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                     Cumulative
                                                    3-months         3-months          During
                                                      Ended            Ended         Development
                                                     3/31/04          3/31/03           Stage
                                                  -------------    -------------    -------------

REVENUE
  Management fees                                      $8,000            $5,000         $38,682

OPERATING EXPENSES
  Salaries                                              1,200             1,200          18,000
  Professional fees                                     5,955               215          56,030
  Director fees                                             -                 -           1,500
  Consulting services                                       -             2,500          11,265
  Filing fees                                               -                 -          12,448
  Miscellaneous                                         7,175             1,000          18,560
                                                      --------          --------        --------
  Total operating expenses                             14,330             4,915         117,803
                                                      --------          --------        --------
Gain (Loss) on operations                              (6,330)               85         (79,121)
                                                      ========          ========        ========
Other income (expense)
  Equity in earnings (loss) of investee                (1,600)           (1,000)         (6,737)
  Unrealized gain (loss) on marketable securities           -             1,000         (19,440)
                                                      --------          --------        --------
  Total other income (expense)                         (1,600)                -         (26,177)

Net income (loss)                                      (7,930)               85        (105,298)
                                                      ========          ========        ========

(Loss) per common share

    Basic                                                NIL              NIL
                                                      =========        =========

    Fully diluted                                        NIL              NIL
                                                      =========        =========
Weighted average number of shares
    Basic                                            77,411,306      205,561,800

    Fully diluted                                    89,411,306      367,561,800


                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                     Cumulative
                                                    3-months         3-months          During
                                                      Ended            Ended         Development
                                                     3/31/04          3/31/03           Stage
                                                  -------------    -------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                              ($7,930)              $85        ($105,298)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Equity in (earnings) loss of investee            1,600            1,000            6,737
      Unrealized loss (gain) in marketable
        securities                                         -           (1,000)          19,440
      Common stock received for services                   -                -           (5,000)
      Common stock issued in connection with
        exercise of stock options for
        payment of expenses                                -            1,170           11,169
      Common stock issued to directors                     -                -            1,500
      Common stock issued to consultants                   -                -            1,250
      Retirement of debt                              (5,000)                -          (5,000)
      Donated services of officers                     1,200            1,200           18,000
      Donated services of affiliates                   4,000                -            4,000
      Increase in payables                                 -                -           22,279
      Increase in receivables                              -                -           (2,500)
      Decrease in prepaid expenses                         -                -              375
                                                    --------         --------         --------
   Total adjustments                                   1,800            2,455           72,250
                                                    --------         --------         --------
   Net cash provided by (used) in operations         ($6,130)        $  2,455         ($33,048)
                                                    --------         --------         --------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
   Proceeds from sale of marketable securities             -            4,000            4,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Stock subscriptions received                       28,004                -           50,955

Net increase (decrease) in cash                      $21,874           $6,455         $ 21,907

Cash at beginning of the period                           33              110                -
                                                    --------         --------         --------
Cash at end of the period                           $ 21,907         $  6,565         $ 21,907
                                                    ========         ========         ========

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   MARCH 29, 2001 (INCEPTION) TO JUNE 30,2003
                                  (UNAUDITED)

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                        COMMON STOCK        PREFERRED STOCK               DURING THE
                                          CLASS A               CLASS A        PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                        $      -   $     -   $       -   $     -   $     -   $        -    $      -

 Issuance of common stock
   to directors for services       1,500,000     1,500                                                    1,500

  Issuance of common stock
   to consultants for services     1,250,000     1,250                                                    1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000       350                          23,090                   23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000     1,000                          59,000                   60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000     1,250                          61,250                   62,500

  Donated services by officers             -         -                           7,200                    7,200

  Net loss during period                   -         -           -         -         -      (17,103)    (17,103)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2001
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $150,540     $(17,103)  $ 138,787
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           4,800                    4,800

  Net loss during period                   -         -           -         -         -      (37,639)    (37,639)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2002
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $155,340     $(54,742)  $ 105,948
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     4,800            -       4,800

  Exchange of common stock for
  preferred stock                 (3,675,000)   (3,675)    735,000       735     2,940            -           -

  Common split                    82,075,000         -           -         -         -            -           -

  Common stock cancelled          (1,120,000)      (22)          -         -        22            -           -

  Net loss during year                     -         -           -         -         -      (42,626)    (42,626)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2003
(AUDITED)                         82,630,000   $ 1,653     735,000    $  735  $163,102     ($97,368)   $ 68,122
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     1,200            -       1,200

  Donated services by affiliates           -         -           -         -     4,000            -       4,000

  Forgiven debt                            -         -           -         -    17,278            -      17,278

  Stock cancelled                 (6,709,750)     (135)   (735,000)     (735)      870            -           -

  Net loss during year                     -         -           -         -         -       (7,930)     (7,930)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT MARCH 31, 2004
(UNAUDITED)                       75,920,250   $ 1,518           -    $    -  $186,450    ($105,298)   $ 82,670
                                   ==========  ========  ==========  ========  =======  ============  ==========


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2003 filed on Form 10-KSB on March 31, 2004.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on March 29, 2001 through March 31, 2004. The Company does not have an established source of revenue sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though providing consulting services, acquiring existing and profitable restaurant concepts, forming new joint venture projects, anticipated revenues generated from the Company's ownership and management fees associated with its Coconut Grove Group, Ltd. joint venture project, and continued contributions from the executive officers and members of the Board of Directors and Advisory Board. All together these events should allow the Company to meet its forecasted working capital and capital expenditures for the next 12 months of operations. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Concentration of Credit Risk
----------------------------

Financial instruments, which subject the Company to credit risk, consist primarily of cash and cash equivalents arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, however, cash balances have exceeded the FDIC insured levels at various times during the year.

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

Since its inception, Premier has an accumulated loss of $105,298 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $     35,792
          Valuation allowance                             (35,792)
          Net tax benefit                            $          0

As of March 31, 2004, no deferred tax assets or liabilities are recorded in the accompanying financial statements.


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

Premier adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share as though all shares of Class A common stock issuable by Premier were outstanding, which includes 12,000,000 options to purchase common stock.

Advertising Costs
-----------------

Premier expenses the production costs of advertising the first time the advertising takes place.

Fiscal Year
-----------

The Company elected December 31 as its fiscal year end.

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee for the three-months ended March 31, 2004 is as follows:

Sales                                                 $0
Gross Profit                                          $0
Net income (loss) from continuing operations          $(8,000)
Net income (loss)                                     $(8,000)

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


NOTE E - RELATED PARTY TRANSACTIONS

Our strategic alliance partner, Stag Financial Group, Inc., currently provides us with approximately 230 square feet of office space free of charge in an office building they lease. Stag has no plans to begin charging us a rent during the current fiscal year for the usage of this space.

NOTE F - DONATED SERVICES

For the three-months ended March 31, 2004, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $600 and Victoria Carlton, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600. The donated value of these services was recorded as contributed capital.

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

Results of Operations

     For the ease of reference, we refer to the three-months ended March 31, 2004 as the quarter ended March 31, 2004 and the period of three-months ended March 31, 2003 as the quarter ended March 31, 2003. We reference the current fiscal year which ends on December 31, 2004 as fiscal 2004.

Revenues

     For the quarter ended March 31, 2004, revenues increased $3,000, or 60%, to $8,000 compared to $5,000 for the quarter ended March 31, 2003. These revenues were generated from management fees related to our Coconut Grove Group, Ltd. joint venture project and other consulting services we provided.

     We anticipate our quarterly revenues will start increasing significantly sometime during the late part of the fiscal quarter ending June 30, 2004. These projected increases will be primarily from the anticipated closing of pending acquisitions.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $14,330 for the quarter ended March 31, 2004, which was an increase of $9,415, or 191.6%, compared to $4,915 for the quarter ended March 31, 2003. The large increase was attributable primarily to higher professional fees associated with our retention of third-party sources to assist with conducting due diligence on two acquisition candidates. We are presently continuing our due diligence efforts on these acquisition candidates. We anticipate our quarterly expenses will continue at these levels in future fiscal quarters to cover the costs of these acquisition efforts.

Operating Loss

     Our operating loss for the quarter ended March 31, 2004 was ($6,330) compared to an operating profit of $85 for the quarter ended March 31, 2003. The change to an operating loss is the result of increased costs related to our acquisition due diligence efforts.

Other Income (Expenses)

     We recorded expenses of ($1,600) and ($1,000) for the quarters ended March 31, 2004 and March 31, 2003, respectively. These expenses were to write-down the decline in value associated with our ownership in the Coconut Grove Group, Ltd. joint venture project. We are accounting for our ownership using the equity method of accounting. Our write-downs reflect our 20% ownership in the joint venture project.

Net Loss

     Our net loss for the quarter ended March 31, 2004 was ($7,930) compared to a net gain of $85 for the quarter ended March 31, 2003. This increase is the result of increased costs related to our acquisition due diligence efforts.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. We experienced positive cash flow of $21,874 during the quarter ended March 31, 2004 compared to a positive cash flow of $6,455 during the quarter ended March 31, 2004, which represents an increase of $15,419, or 238.9%. The increase in overall positive cash flow is primarily the result of receipt of payment for outstanding stock subscriptions.

     As of March 31, 2004, we had current assets aggregating $29,407, comprised of $21,907 in cash or cash equivalents, marketable securities valued at $5,000, and a note receivable of $2,500.

     As of March 31, 2004 we had other assets consisting of a $53,263 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method. Our initial investment in this joint venture project was valued at $60,000.

     As of March 31, 2004, we had no liabilities, financial obligations or commitments outstanding. During the quarter ended March 31, 2004 we had loans from stockholders forgiven which aggregated $17,279. These forgiven loan amounts were capitalized under additional paid-in capital. We do not anticipate taking on any material financial obligations or commitments that are not commensurate with increases in revenues and gross subsequent profits.

     As of March 31, 2004 we had basic and fully diluted weighted average shares outstanding of 77,411,306 and 89,411,306, respectively. These represent declines of (128,150,494), or (62.3%), and (278,150,494), or (75.7%),
respectively, from the quarter ended March 31, 2003. Management is continuing to explore additional methods, including additional share retirements and potential buybacks, to further reduce the number of shares issued and outstanding.


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

     We are the Managing Partner of this joint venture and, as such, are to receive a management fee in addition to our share in the joint venture's net profits. Our separate management fee is to be two-percent (2%) of the joint venture's net profits, or US$5,000 per fiscal quarter, whichever is greater.
Our management fee is not to aggregate less than US$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by the joint venture. We anticipate generating management fees of approximately $20,000 during the course of fiscal 2004.

Acquisition Intent

     On July 16, 2003 we announced our intent to acquire an existing theme-based restaurant and bar business in the Caribbean region. After a comprehensive due diligence this acquisition candidate failed to meet our minimum acquisition requirements. As such, pursuit of this acquisition candidate has been dropped. We remain under a non-disclosure agreement and cannot discuss any further details of the acquisition candidate or the specific findings that caused us to abandon this effort.

     On January 13, 2004 Premier entered into a Letter of Intent to purchase Countrywide Realty Services. As of April 26, 2004 Premier is continuing with its due diligence process and is working with our independent auditing firm, Baumann, Raymondo & Company, P.A., to complete a comprehensive independent audit of Countrywide's financial statements. Upon successful completion of this auditing process and any other due diligence efforts necessary, Premier will move ahead and close this acquisition which is expected to occur sometime during the fiscal quarter ending June 30, 2004.

     On April 13, 2004 Premier entered into a Letter of Intent to purchase Players Grille, Inc. (Fleming Island) of Orange Park, Florida. As of April 26, 2004 Premier is continuing with its due diligence process and is working with our independent auditing firm, Baumann, Raymondo & Company, P.A., to undertake a comprehensive independent audit of Players Grille's financial statements. Upon successful completion of this auditing process and any other due diligence efforts necessary, Premier will move ahead and close this acquisition which is expected to occur sometime during the fiscal quarter ending June 30, 2004.

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

Strategic Alliances and Relationships

     In February 2003 Premier entered into a strategic alliance with Stag Financial Group, Inc. Through this strategic alliance Premier and Stag Financial will work together to conceive and fund new restaurant and bar joint venture projects, engage in registered "spin-offs" via stock dividends to Premier's loyal shareholders while increasing Premier's net income and enhancing its balance sheet, and create new financing opportunities to address Premier's growth and expansion needs.

Employees

     We presently do not have any plans to add any additional employees to our staff. We may expand our Board of Directors and/or Advisory Board. However, none of the members of our Board of Directors or Advisory Board receives a cash salary or cash benefits. Furthermore, our executive officers, members of our Board of Directors and Advisory Board members have agreed to forgo receiving any cash salaries or cash benefits for the remainder of fiscal 2004 and only thereafter when recurrent and sustainable profitability has been attained.

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

Factors That May Affect Future Results

     We believe that our current available cash along with the proceeds, if any, from the future sale of our marketable securities, the anticipated revenues generated from our ownership and management fees associated with the Coconut Grove Group, Ltd. joint venture, and continued contributions from our executive officers and members of our Board of Directors and Advisory Board should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least end of fiscal 2004.

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


(B)     Reports on Form 8-K
        -------------------

Form 8-K filed on February 6, 2004 containing information related to our pending lawsuit against E Equitilink, L.L.C., James J. Mahoney, Thomas M. Mahoney and Shamrock Holdings.

Form 8-K filed on February 12, 2004 containing the press release announcing our intent to file an application for listing on the German Stock Exchange.

Form 8-K filed on March 11, 2004 containing a Message from President released by our President and Chief Executive Officer, Eric R. Boyer.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: May 3, 2004                 By: /s/ Eric R. Boyer
                                       --------------------
                                       Eric R. Boyer
                                       President and CEO





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


Date: May 3, 2004             /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.




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


Date: May 3, 2004             /s/ Victoria Z. Carlton
                              -------------------------------------------
                              Victoria Z. Carlton
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.