Form 10QSB
period 2004-06-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2004-08-12
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at August 5, 2004
           -----                                 -----------------------------

Common Stock, Class A, $0.00002 par value                   69,729,250

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended June 30, 2004 (unaudited)
                    and the period ended December 31, 2003 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended June 30, 2004
                   and the three months ended June 30, 2003
                   and the the six months ended June 30, 2004
                   and the the six months ended June 30, 2003...........4

                  Statement of Cash Flow (unaudited)
                   for the three months ended June 30, 2004
                   and the three months ended June 30, 2003
                   and the the six months ended June 30, 2004
                   and the the six months ended June 30, 2003...........5

                  Notes to Financial Statements (unaudited) ............8

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation..................................13

Item 3.           Controls and Procedures..............................17

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings....................................17

Item 2.           Changes in Securities and Use of Proceeds............18

Item 3.           Defaults Upon Senior Securities......................18

Item 4.           Submission of Matters to a Vote of Security Holders..18

Item 5.           Other Information....................................18

Item 6.           Exhibits and Reports on Form 8-K.....................18

                  Signatures...........................................18

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                       June 30,     December 31,
                                                         2004           2003
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                     ASSETS

Current  assets:
     Cash and cash equivalents                         $270,470        $   33
     Marketable securities                                5,000         5,000
     Receivables                                          2,500         2,500
     Deposits                                            73,680             -
                                                        -------       -------
     Total current assets                              $351,650       $ 7,533
                                                        -------       -------
Other assets:
     Investment in investee                             $52,263       $54,863
                                                        -------       -------
     Total assets                                      $403,913       $62,396
                                                        =======       =======

                                   LIABILITIES

Current liabilities:
     Loans from stockholders                            $     -       $22,279
                                                        -------       -------
    Total liabilities                                   $     -       $22,279
                                                        =======       =======
Stockholders'  equity:
    Common stock, class A, $0.00002 par value
       1,250,000,000 authorized;
       69,729,250 and 82,630,000 shares
       issued and outstanding, respectively             $ 1,394       $ 1,653
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       -0- and 735,000 shares
       issued and outstanding, respectively                   -           735
    Additional paid in capital                          541,774       163,102
    Accumulated deficit                                (139,255)      (97,368)
                                                        -------       -------
                                                        403,913        68,122
     Less: Class A common stock subscribed                    -       (28,005)
                                                        -------       -------
          Total stockholders' equity                    403,913        40,117

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $403,913       $62,396
                                                        =======       =======

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months         6-months          During
                                                      Ended            Ended            Ended           Ended          Development
                                                  June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003        Stage
                                                  -------------    -------------    -------------    -------------    ------------

REVENUE
  Management fees                                        $5,000          $5,000          $13,000         $10,000         $43,682

OPERATING EXPENSES
  Salaries                                                1,200           1,200            2,400           2,400          19,200
  Professional fee                                       25,040           3,920           30,996           6,635          81,070
  Director fees                                               -               -                -               -           1,500
  Consulting services                                         -               -                -               -          11,265
  Filing fees                                                 -               -                -               -          12,448
  Miscellaneous                                          11,717             335           18,891           1,335          30,277
                                                        --------        --------         --------        --------        --------
  Total operating expenses                               37,957           5,455           52,287          10,370         155,760
                                                        --------        --------         --------        --------        --------
Gain (Loss) on operations                               (32,957)           (455)         (39,287)           (370)       (112,078)
                                                        ========        ========         ========        ========        ========
Other income (expense)
  Equity in earnings (loss) of investee                  (1,000)         (1,000)          (2,600)         (2,000)         (7,737)
  Unrealized gain (loss) on marketable securities             -               -                -           1,000         (19,440)
                                                        --------        --------         --------        --------        --------
  Total other income (expense)                           (1,000)         (1,000)          (2,600)         (1,000)        (27,177)

Net income (loss)                                       (33,957)         (1,455)         (41,487)         (1,370)       (139,255)
                                                        ========        ========         ========        ========       =========

(Loss) per common share

    Basic                                                  NIL            NIL               NIL            NIL
                                                        =========      =========        =========       =========

    Fully diluted                                          NIL            NIL               NIL            NIL
                                                        =========      =========        =========       =========
Weighted average number of shares
    Basic                                              73,748,150     83,750,000       76,313,643     143,979,167

    Fully diluted                                      79,748,150    245,750,000       82,313,643     305,979,167


                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         6-months         6-months          During
                                                      Ended            Ended            Ended           Ended          Development
                                                  June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003        Stage
                                                  -------------    -------------    -------------    -------------    ------------

Cash flows from operating activities:
   Net (loss) earnings                              ($33,957)         ($1,455)        ($41,887)           ($1,370)      ($139,255)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Common stock issued in connection with
        exercise of stock options for
        payment of expenses                                -                -                -              1,170          11,169
      Common stock issued to directors                     -                -                -                  -           1,500
      Common stock issued to consultants                   -                -                -                  -           1,250
      Common stock received for services                   -                -                -                  -          (5,000)
      Donated services of affiliates                   4,000                -            8,000                  -           8,000
      Donated services of officers                     1,200            1,200            2,400              2,400          19,200
      Increase in payables                                 -                -                -                  -          22,279
      Increase in receivables                              -                -                -                  -          (2,500)
      Decrease in prepaid expenses                         -                -                -                  -             375
                                                    --------         --------         --------           --------         -------
   Total adjustments                                   5,200            1,200           10,400              3,570          56,273
                                                    --------         --------         --------           --------         -------

Cash flows from investing activities:
      Equity in (earnings) loss of investee            1,000            1,000            2,600              2,000           7,737
      Investment in Players Grille acquisition       (73,680)               -          (73,680)                 -         (73,680)
      Proceeds from sale of marketable securities          -                -                -              1,000           4,000
      Unrealized loss (gain) in marketable
        securities                                         -                -                -              2,000          19,440
                                                    --------         --------         --------           --------         -------
   Total adjustments                                 (72,680)           1,000          (71,080)             5,000         (42,503)
                                                    --------         --------         --------           --------         -------


Cash flows from financing activities:
      Stock subscriptions received                         -                -           28,004                  -          50,955
      Sales of common stock                          350,000                -          350,000                  -         350,000
      Retirement of debt                                   -                -           (5,000)                  -         (5,000)
                                                    --------         --------         --------           --------         -------
   Total adjustments                                 350,000                -          373,004                  -         395,955
                                                    --------         --------         --------           --------         -------


Net increase (decrease) in cash                    $ 248,563         $    745         $270,437           $  7,200        $270,470

Cash at beginning of the period                       21,907            6,565               33                110               -
                                                    --------         --------         --------           --------         -------
Cash at end of the period                           $270,470         $  7,310         $270,470           $  7,310        $270,470
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

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                        COMMON STOCK        PREFERRED STOCK               DURING THE
                                          CLASS A               CLASS A        PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                        $      -   $     -   $       -   $     -   $     -   $        -    $      -

 Issuance of common stock
   to directors for services       1,500,000     1,500                                                    1,500

  Issuance of common stock
   to consultants for services     1,250,000     1,250                                                    1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000       350                          23,090                   23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000     1,000                          59,000                   60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000     1,250                          61,250                   62,500

  Donated services by officers             -         -                           7,200                    7,200

  Net loss during period                   -         -           -         -         -      (17,103)    (17,103)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2001
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $150,540     $(17,103)  $ 138,787
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           4,800                    4,800

  Net loss during period                   -         -           -         -         -      (37,639)    (37,639)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2002
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $155,340     $(54,742)  $ 105,948
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     4,800            -       4,800

  Exchange of common stock for
  preferred stock                 (3,675,000)   (3,675)    735,000       735     2,940            -           -

  Common split                    82,075,000         -           -         -         -            -           -

  Common stock cancelled          (1,120,000)      (22)          -         -        22            -           -

  Net loss during year                     -         -           -         -         -      (42,626)    (42,626)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2003
(AUDITED)                         82,630,000   $ 1,653     735,000    $  735  $163,102     ($97,368)   $ 68,122
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     1,200            -       1,200

  Donated services by affiliates           -         -           -         -     4,000            -       4,000

  Forgiven debt                            -         -           -         -    17,278            -      17,278

  Stock cancelled                 (6,709,750)     (135)   (735,000)     (735)      870            -           -

  Net loss during period                   -         -           -         -         -       (7,930)     (7,930)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT MARCH 31, 2004
(UNAUDITED)                       75,920,250   $ 1,518           -    $    -  $186,450    ($105,298)   $ 82,670
                                   ==========  ========  ==========  ========  =======  ============  ==========



  Donated services by officers             -         -           -         -     1,200            -       1,200

  Donated services by affiliates           -         -           -         -     4,000            -       4,000

  Stock cancelled                 (6,741,000)     (135)          -         -       135            -           -

  Stock issued                       550,000        11           -         -   349,989            -     350,000

  Net loss during period                   -         -           -         -         -      (33,957)    (33,957)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT MARCH 31, 2004
(UNAUDITED)                       69,729,250   $ 1,394           -    $    -  $541,774    ($139,255)   $403,913
                                   ==========  ========  ==========  ========  =======  ============  ==========



                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months and six-months ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2003 filed on Form 10-KSB on March 31, 2004.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on March 29, 2001 through June 30, 2004. The Company does not have an established source of revenue sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Since its inception, Premier has an accumulated loss of $139,255 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $     47,334
          Valuation allowance                             (47,334)
          Net tax benefit                            $          0

As of June 30, 2004, no deferred tax assets or liabilities are recorded in the accompanying financial statements.


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

Premier adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share as though all shares of Class A common stock issuable by Premier were outstanding, which includes 6,000,000 options to purchase common stock.

Advertising Costs
-----------------

Premier expenses the production costs of advertising the first time the advertising takes place.

Fiscal Year
-----------

The Company elected December 31 as its fiscal year end.

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee for the three-months ended June 30, 2004 is as follows:

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


NOTE E - RELATED PARTY TRANSACTIONS

Our Chairman, Andrew Jones, provides us with approximately 150 square feet of office space free of charge in an office building he leases in Dallas, Texas. Mr. Jones has no plans to begin charging us a rent during the current fiscal year for usage of this space.

Our strategic alliance partner, Stag Financial Group, Inc., currently provides us with approximately 230 square feet of office space free of charge in an office building they lease in Tampa, Florida. Stag has no plans to begin charging us a rent during the current fiscal year for the usage of this space.

NOTE F - DONATED SERVICES

For the three-months ended June 30, 2004, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $600 and Victoria Carlton, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600. The donated value of these services was recorded as contributed capital.

For the three-months ended June 30, 2004, Stag Financial Group, Inc., an affiliate shareholder, performed SEC filing services with a fair market value of $4,000. The donated value of these services was recorded as contributed capital.


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

Results of Operations

     For the ease of reference, we refer to the three-months ended June 30, 2004 as the quarter ended June 30, 2004 and the period of six-months ended June 30, 2004 as the six-months ended June 30, 2004. Additionally, we refer to the three months ended June 30, 2003 as the quarter ended June 30, 2003 and the period of six-months ended June 30, 2003 as the six-months ended June 30, 2003. We reference the current fiscal year which ends on December 31, 2004 as fiscal 2004.

Revenues

     For the quarter ended June 30, 2004, we generated revenues of $5,000 which is flat compared to the $5,000 in revenues generated for the quarter ended June 30, 2003. These revenues were generated entirely from management fees associated with being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us.

     For the six-months ended June 30, 2004, we generated revenues of $13,000 compared to $10,000 for the six-months ended June 30, 2003, representing an increase of $3,000, or 30.0%. These revenues were entirely generated from management fees associated with our Coconut Grove Group joint venture project.

     We presently anticipate generating at least the minimum management fees associated with being the Managing Partner of our Coconut Grove Group joint venture project during fiscal 2004. The minimum management fee would aggregate to US$20,000 during the course of fiscal 2004.

     We anticipate reporting significant increases in the level of quarterly revenues through the remainder of fiscal 2004 from our successful acquisition of

Players Grille Restaurant and Bar in Orange Park, Florida which was effective on August 1, 2004, as well as anticipated revenues from the pending closing of our acquisition of Countrywide Realty Services in Miami, Florida.

Expenses

     Operating Expenses. Our operating expenses have consisted primarily of personnel expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $37,957 for the quarter ended June 30, 2004, which was an increase of $32,502, or 595.8%, compared to $5,455 for the quarter ended June 30, 2003. This large increase was attributable primarily to our due diligence and closing costs associated with our mergers and acquisitions efforts.

     For the six-months ended June 30, 2004, our operating expenses totaled $52,287, representing an increase of $41,917, or 404.2%, compared to $10,370 for the six-months ended June 30, 2003. Again, the increase was primarily attributable to our due diligence and closing costs associated with our mergers and acquisitions efforts.

     Other Income (Expenses). For the three-months and six-months ended June 30, 2004 we experienced a decrease in equity of ($1,000) and ($2,600), respectively, in our Coconut Grove Group joint venture project.

Operating Loss

     Our operating loss for the quarter ended June 30, 2004 was ($32,957), which represents an increased loss of ($32,502), or 7,143.3%, compared to an operating loss of ($455) for the quarter ended June 30, 2003. This substantial increase in our operating loss is the result of one-time expenses associated with our due diligence and closing costs relating to our mergers and acquisitions activities.

     For the six-months ended June 30, 2004 our operating loss was ($39,287), which represents an increased loss of ($38,917), or 10,518.2%, compared to an operating loss of ($370) for the six-months ended June 30, 2003. Again, this substantial increase in our operating loss is the result of one-time expenses associated with our due diligence and closing costs relating to our mergers and acquisitions activities.

Net Loss

     We experienced a net loss of ($33,957), or NIL per share, for the quarter ended June 30, 2004, an increase of ($32,502), or 3,395.7%, compared to a net loss of ($1,455), or NIL per share, for the quarter ended June 30, 2003. Our net loss for the six-months ended June 30, 2004 was ($41,487), or NIL per share, which represents an increase of ($40,117), or 2,928.2%, compared to ($1,370), or NIL per share, for the six-months ended June 30, 2003. These substantial increases in our net loss is the result of one-time expenses associated with our due diligence and closing costs relating to our mergers and acquisitions activities.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers.

     Net cash provided (used) by operating activities for the quarter ended June 30, 2004 was $5,200 compared to $1,200 for the quarter ended June 30, 2003, which represents an increase of $4,000, or 333.3%. Net cash provided (used) by operating activities for the six-months ended June 30, 2004 was $10,400 compared to $3,570 for the six-months ended June 30, 2003, which represents an increase of $6,830, or 191.3%.

     Net cash provided (used) by investing activities for the quarter ended June 30, 2004 was ($72,680) compared to $1,000 for the quarter ended June 30, 2003, which represents an decrease of ($73,680), or 7,368.0%. Net cash provided
(used) by investing activities for the six-months ended June 30, 2004 was ($71,080) compared to $5,000 for the six-months ended June 30, 2003, which represents an decrease of ($66,080), or 1,321.6%.

     Net cash provided (used) by financing activities for the quarter ended June 30, 2004 was $350,000 compared to NIL for the quarter ended June 30, 2003. Net cash provided (used) by investing activities for the six-months ended June 30, 2004 was $373,004 compared to NIL for the six-months ended June 30, 2003.

     As of June 30, 2004, we had current assets aggregating $351,650, comprised of $270,470 in cash or cash equivalents, marketable securities valued at $5,000, a note receivable of $2,500, and a deposit on the acquisition of Players Grille of $73,680.

     As of June 30, 2004 we had other assets consisting of a $52,263 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method and experienced a decrease in value of ($1,000) during the quarter ended June 30, 2004 and a decrease in value of ($2,600) for the six-months ended June 30, 2004. Our initial investment in this joint venture project was valued at $60,000.

     As of June 30, 2004, we had no liabilities, financial obligations or commitments outstanding. Furthermore, we do not anticipate taking on any material financial obligations or commitments that are not commensurate with increases in revenues and gross subsequent profits.


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

Acquisition Intent

     On January 13, 2004 Premier entered into a Letter of Intent to purchase Countrywide Realty Services. As of August 5, 2004 Premier has successfully concluded its due diligence efforts and is in the final stages of closing on this acquisition. Premier anticipates this acquisition will close sometime during the the fiscal quarter ending September 30, 2004.

     On April 13, 2004 Premier entered into a Letter of Intent to purchase Players Grille, Inc. (Fleming Island) of Orange Park, Florida. Premier closed on this acquisition on August 1, 2004 and is now operating Players Grille as a wholly owned subsidiary.

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

Employees

     We presently have approximately 30 employees, of which seven are full-time
and the remainder part-time.   Aside from our salaried and hourly employees, our
executive officers, members of our Board of Directors and Advisory Board members have agreed to forgo receiving any cash salaries or cash benefits for the remainder of fiscal 2004 and only thereafter when recurrent and sustainable profitability has been attained.

Property and Equipment

     Through our wholly-owned subsidiary, Players Grille, Inc., a Nevada corporation, we presently lease approximately 6,084 sqaure feet of restaurant/retail space in Orange Park, Florida. In this space we operate our Players Grille Restaurant and Bar, a casual dining, theme-based restaurant.

     Our Chairman, Andrew Jones, provides us with approximately 150 square feet of office space free of charge in an office building he leases in Dallas, Texas.

Mr. Jones has no plans to begin charging us a rent during the current fiscal year for usage of this space.

     Our strategic alliance partner, Stag Financial Group, Inc., currently provides us with approximately 230 square feet of office space free of charge in an office building they lease in Tampa, Florida. Stag has no plans to begin charging us a rent during the current fiscal year for the usage of this space.

Factors That May Affect Future Results

     We believe that our current available cash along with the proceeds, if any, from the future sale of our marketable securities, revenues generated from our ownership of Players Grille, Inc., our management fees associated with the Coconut Grove Group, Ltd. joint venture, and continued contributions from our executive officers and members of our Board of Directors and Advisory Board should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least the next 12 months.

     However, if (i) we do not generate enough revenues from our operations (ii) or future sales of our marketable securities fail to generate sufficient net proceeds we may be unable to fully execute our business plan which may cause us to seek additional sources of funding. While we have been in discussions with accredited lenders and investors, we have not yet secured any secondary sources of funding. Most likely such funding would be secured with assets acquired through a successful acquisition. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general unease and volatility in the equities market and the limited availability of venture capital financing sources. We cannot assure you that financing will be available and, if available to us, in amounts or on terms acceptable to us in the future.


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


(B)     Reports on Form 8-K
-------------------

Form 8-K filed on April 20, 2004 containing the announcement of Premier entering into a Letter of Intent to acquire Players Grille, Inc.

Form 8-K filed on April 28, 2004 announcing a private placement funding agreement for $350,000.

Form 8-K filed on May 17, 2004 announcing the results of Premier's Annual Shareholders Meeting.

Form 8-K filed on May 27, 2004 announcing Premier's selection of an operator for Players Grille upon conclusion of the acquisition.

Form 8-K filed on June 3, 2004 announcing the cancellation of 6,741,000 shares of Premier's common stock, class A, $0.00002 par value.

Form 8-K filed on June 9, 2004 announcing the creation and availability of a shareholder newsletter.



SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: August 12, 2004                    By: /s/ Eric R. Boyer
                                       --------------------
         Eric R. Boyer
    President and CEO


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


Date: August 12, 2004         /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.




             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Andrew L. Jones, certify that:

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


Date: August 12, 2004         /s/ Andrew L. Jones
                              -------------------------------------------
                              Andrew L. Jones
                              Chairman, Director and Interim Treasurer and
Secretary
                              Premier Development & Investment, Inc.