Form 10QSB
period 2004-09-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2004-11-12
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                          Commission File No. 000-33005


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          NEVADA                     52-2312117
             -------------------------------     -------------------
             (State or other jurisdiction of        (IRS Employer
              Incorporation or Organization)      Identification No.)


             2708 Fairmount Street, Suite 100, Dallas, Texas  75201
         ---------------------------------------------------------------
                    (Address of Principal Executive offices)

                                 (813) 932-6822
                               (209) 254-8191 fax
                               ------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at November 8, 2004
           -----                                 -------------------------------

Common Stock, Class A, $0.00002 par value
69,583,490

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements........................................3

                  Balance Sheet
                    for the period ended September 30, 2004 (unaudited)
                    and the period ended December 31, 2003 (audited)..........3

                  Statement of Operations (unaudited)
                    for the three months ended September 30, 2004
                    and the three months ended September 30, 2003
                    and the nine months ended September 30, 2004
                    and the nine months ended September 30, 2003..............4

                  Statement of Cash Flow (unaudited)
                    for the three months ended September 30, 2004
                    and the three months ended September 30, 2003
                    and the nine months ended September 30, 2004
                    and the nine months ended September 30, 2003..............5

                  Notes to Financial Statements (unaudited) ..................7

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation........................................10

Item 3.           Controls and Procedures....................................14

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings..........................................14

Item 2.           Changes in Securities and Use of Proceeds..................15

Item 3.           Defaults Upon Senior Securities............................15

Item 4.           Submission of Matters to a Vote of Security Holders........15

Item 5.           Other Information..........................................15

Item 6.           Exhibits and Reports on Form 8-K...........................15

                  Signatures.................................................15

                                        2

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                       March 31,    December 31,
                                                          2004          2003
                                                      (unaudited)     (audited)
                                                      -----------   ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                          $117,183      $    33
     Marketable securities                                 5,000        5,000
     Accounts receivable                                   7,493            -
     Inventory                                             9,715            -
     Receivable                                            2,500        2,500
                                                       ----------     -------
    Total current assets                                $141,891       $7,533
                                                       ----------     -------

Equipment and leasehold improvements                     551,368            -
     Less accumulated depreciation                       (30,631)           -
                                                       ----------     -------
                                                         520,737            -
Other assets:
     Investment in investee                               51,263       54,863
     Goodwill                                            952,901            -
     Other                                                 1,000            -
                                                      ----------      -------
    Total assets                                      $1,667,792      $62,396
                                                      ==========      =======

                                   LIABILITIES

Current liabilities:
     Loans from Stockholders                             $15,000      $22,279
     Accounts payable and accrued expenses                 4,095            -
     Promissory Note                                     112,500            -
                                                       ----------     -------
    Total current liabilities                            $     -      $22,279
                                                       ----------     -------

     Promissory Note                                     112,500            -
                                                       ----------     -------
    Total liabilities                                   $244,095      $22,279
                                                       ==========     =======
Stockholders' equity:
    Class A voting common stock, $0.00002 par value
       1,250,000,000 shares authorized;
       69,583,490 and 82,630,000 shares
        issued and outstanding, respectively              $1,411      $1,653
     Class B voting common stock, $0.001 par value
         10,000,000 shares authorized;
         -0- and -0- shares
         issued and outstanding, respectively                  -           -
    Preferred stock, $0.001 par value
       20,000,000 shares authorized;
       -0- and 735,000 shares
         issued and outstanding, respectively                  -         735
     Additional paid in capital                        1,609,273     163,102
     Deficit accumulated during the development stage   (186,987)    (97,368)
                                                      ----------     --------
                                                       1,423,697      68,122
     Less:  Class A common stock subscribed                    -     (28,005)
                                                      ----------     --------
    Total stockholders' equity                         1,423,697      40,117

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,667,792     $62,396
                                                      ==========     ========

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         9-months        9-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                     9/30/04          9/30/03          9/30/04         9/30/03            Stage
                                                  -------------    -------------    -------------    -------------    ------------

Revenue                                                $184,097          $    -         $197,097         $10,000        $227,779

Cost of goods sold                                       80,403               -           80,403               -          80,403
                                                        --------        --------         --------        --------        --------
Gross profit                                            103,694               -          116,694          10,000         147,376

General and administrative expense                      150,425          26,859          202,713          37,229         306,186
                                                        --------        --------         --------        --------        --------
Gain (Loss) on operations                               (46,731)        (26,859)         (86,019)        (27,229)       (158,810)
                                                        ========        ========         ========        ========        ========

Other income (expense)                                   (1,000)              -           (3,600)         (1,000)        (28,177)

Net income (loss)                                       (47,731)        (26,859)         (89,619)        (28,229)       (186,987)
                                                        ========        ========         ========        ========        ========

(Loss) per common share

    Basic                                                  NIL            NIL               NIL            NIL
                                                        =========      =========        =========       =========

    Fully diluted                                          NIL            NIL               NIL            NIL
                                                        =========      =========        =========       =========
Weighted average number of shares
    Basic                                              75,920,250     82,728,462       82,630,000     128,265,772

    Fully diluted                                      87,920,250    244,728,462       94,630,000     285,265,772


Note: All share figures and amounts have been adjusted to reflect a 50-for-1 forward stock split effected on April 11, 2003.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                       Cumulative
                                                    3-months         3-months         9-months        9-months           During
                                                      Ended            Ended            Ended           Ended          Development
                                                     9/30/04          9/30/03          9/30/04         9/30/03            Stage
                                                  -------------    -------------    -------------    -------------    ------------

Cash flows from operating activities:
   Net (loss) earnings                                ($47,732)        ($26,859)        ($89,619)         ($28,229)     ($186,987)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Common stock issued in connection with
        exercise of stock options for
        payment of expenses                                  -                -                -                 -         11,169
      Equity in (earnings) loss in investee             (1,000)               -           (3,600)            2,000          7,737
      Unrealized loss(gain)in marketable security            -                -                -            (1,000)         4,000
      Gain from sale of marketable security                  -                -                -            (2,000)        19,440
      Depreciation                                       30,631               -           30,631                 -         30,631
      Common stock issued to directors                       -                -                -                 -          1,500
      Common stock issued to consultants                     -                -                -                 -          1,250
      Common stock received for services                     -                -                -                 -         (5,000)
      Donated services of affiliates                         -                -            8,000                 -          8,000
      Donated services of officers                        1,200           1,200            3,600             3,600         20,400
      Increase) in other                                    (66)              -                -                 -         (1,200)
      Increase in payables                                   -                -                -                 -         22,279
      Increase in receivables                                -                -                -                 -         (2,500)
      Decrease in prepaid expenses                           -                -                -               (30)           509
                                                       --------         --------         --------          --------       -------
   Total adjustments                                   (16,967)         (25,659)         (50,988)          (25,659)       (68,772)
                                                       --------         --------         --------          --------       -------

Cash flows from investing activities:
      Acquisition of subsidiary                       (251,320)               -         (325,000)                -       (325,000)
                                                       --------         --------         -------           --------       -------
   Total adjustments                                  (251,320)               -         (325,000)                -       (325,000)
                                                       --------         --------         --------          --------       -------


Cash flows from financing activities:
      Loan from shareholder                             15,000            18,374          (7,145)           18,374         15,000
      Stock subscriptions received                           -                 -          55,283                 -         50,955
      Sales of common stock                            100,000                 -         450,000                 -        450,000
      Retirement of debt                                     -                 -          (5,000)                -         (5,000)
                                                      --------          --------        --------          --------        -------
   Total adjustments                                   115,000            18,374         493,138            18,374        510,955
                                                      --------          --------        --------          --------        -------


Net increase (decrease) in cash                      $(153,287)          $(7,285)       $117,150          $(7,285)       $117,183

Cash at beginning of the period                        270,470             7,310              33            7,310               -
                                                      --------           --------       --------          --------        -------
Cash at end of the period                             $117,183           $    25        $117,183          $    25        $117,183
                                                      ========           ========       ========          ========        =======

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                MARCH 29, 2001 (INCEPTION) TO SEPTEMBER 30,2004
                                  (UNAUDITED)

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                        COMMON STOCK        PREFERRED STOCK               DURING THE
                                          CLASS A               CLASS A        PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                        $      -   $     -   $       -   $     -   $     -   $        -    $      -

 Issuance of common stock
   to directors for services       1,500,000     1,500                                                    1,500

  Issuance of common stock
   to consultants for services     1,250,000     1,250                                                    1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000       350                          23,090                   23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000     1,000                          59,000                   60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000     1,250                          61,250                   62,500

  Donated services by officers             -         -                           7,200                    7,200

  Net loss during period                   -         -           -         -         -      (17,103)    (17,103)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2001
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $150,540     $(17,103)  $ 138,787
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           4,800                    4,800

  Net loss during period                   -         -           -         -         -      (37,639)    (37,639)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2002
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $155,340     $(54,742)  $ 105,948
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     4,800            -       4,800

  Exchange of common stock for
  preferred stock                 (3,675,000)   (3,675)    735,000       735     2,940            -           -

  Common split                    82,075,000         -           -         -         -            -           -

  Common stock cancelled          (1,120,000)      (22)          -         -        22            -           -

  Net loss during year                     -         -           -         -         -      (42,626)    (42,626)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2003
(AUDITED)                         82,630,000   $ 1,653     735,000    $  735  $163,102     ($97,368)   $ 68,122
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     1,200            -       1,200

  Donated services by affiliates           -         -           -         -     4,000            -       4,000

  Forgiven debt                            -         -           -         -    17,278            -      17,278

  Stock cancelled                 (6,709,750)     (135)   (735,000)     (735)      870            -           -

  Net loss during period                   -         -           -         -         -       (7,930)     (7,930)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT MARCH 31, 2004
(UNAUDITED)                       75,920,250   $ 1,518           -    $    -  $186,450    ($105,298)   $ 82,670
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     1,200            -       1,200

  Donated services by affiliates           -         -           -         -     4,000            -       4,000

  Stock cancelled                 (6,741,000)     (135)          -         -       135            -           -

  Stock issued                       550,000        11           -         -   349,989            -     350,000

  Net loss during period                   -         -           -         -         -      (33,957)    (33,957)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT JUNE 30, 2004
(UNAUDITED)                       69,729,250   $ 1,394           -    $    -  $541,774    ($139,255)   $403,913
                                   ==========  ========  ==========  ========  =======  ============  ==========


  Donated services by officers             -         -           -         -     1,200            -       1,200

  Stock issued for cash              137,500         3           -         -    99,997            -     100,000

  Stock issued for acquisitions      894,736        14           -         -   966,302            -     966,316

  Net loss during period                   -         -           -         -         -      (47,732)    (47,732)

                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT SEPTEMBER 30, 2004
(UNAUDITED)                       70,761,486   $ 1,411           -    $    - $1,609,273   ($186,987) $1,423,967
                                   ==========  ========  ==========  ========  =======  ============  ==========


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months and nine-months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2003 filed on Form 10-KSB on March 31, 2004.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on March 29, 2001 through September 30, 2004. The Company does not have an established source of revenue sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Since its inception, Premier has an accumulated loss of $186,987 for income tax purposes, which can be used to offset future taxable income through 2023. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $     61,706
          Valuation allowance                             (61,706)
          Net tax benefit                            $          0

As of September 30, 2004, no deferred tax assets or liabilities are recorded in the accompanying financial statements.


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

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd., condensed financial information of the investee for the three-months ended September 30, 2004 is as follows:

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


NOTE E - RELATED PARTY TRANSACTIONS

Andrew Jones, our Treasurer and Secretary, currently provides us with approximately 150 square feet of office space free of charge in an office building he leases in Dallas, Texas. Mr. Jones has no plans to begin charging us rent during the current fiscal year for the usage of this space.

NOTE F - DONATED SERVICES

For the three-months ended September 30, 2004, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $600 and Andrew Jones, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600. The donated value of these services was recorded as contributed capital.

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

Results of Operations

     For the ease of reference, we refer to the three-months ended September 30, 2004 as the quarter ended September 30, 2004 and the period of nine-months ended September 30, 2004 as the nine-months ended September 30, 2004. Additionally, we refer to the three-months ended September 30, 2003 as the quarter ended September 30, 2003 and the period of nine-months ended September 30, 2003 as the nine-months ended September 30, 2003. We reference the current fiscal year which ends on December 31, 2004 as fiscal 2004 and the fiscal year ended December 31, 2005 as fiscal 2005.

Revenues

     For the quarter ended September 30, 2004, revenues were $184,197 compared to $-0- for the quarter ended September 30, 2003, which were principally generated from the operations of our newly acquired Players Grille Restaurant and Bar.

     For the nine-months ended September 30, 2004, we generated revenues of $197,097 compared to $10,000 for the nine-months ended September 30, 2003, representing an increase of $187,097, or 187.1%. This increase in revenue was the result of us completing the acquisitions of Players Grille Restaurant and Bar in Jacksonville, Florida and Countrywide Realty Services in Miami Lakes, Florida.

Gross Profit

     After deducting the cost of goods sold during the three-months ended September 30, 2004, we generated a gross profit for the period of $103,694. We generated $-0- gross profit for the same period a year ago.

     For the nine-months ended September 30, 2004 we generated a gross profit of $116,694 compared to a gross profit of $10,000 for the nine-months ended September 30, 2003. This represents an increase in gross profitability of $106,694, or 106.7%.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $150,425 for the three-months ended September 30, 2004, which was an increase of $123,566, or 460.1%, compared to $26,859 for the three-months ended September 30, 2003. The large increase was the result of our acquiring Players Grille Restaurant and Bar and Country Realty Services during the fiscal quarter. We anticipate our quarterly expenses will continue to increase in future fiscal quarters alongside increases in our quarterly revenues.

     For the nine-months ended September 30, 2003, our operating expenses totaled $202,713, representing an increase of $165,484, or 444.5%, compared to $37,229 for the nine-months ended September 30, 2003. The increase, just like our quarterly results, was the result of our acquiring Players Grille Restaurant and Bar and Country Realty Services.

Operating Loss

     Our operating loss for the quarter ended September 30, 2004 was ($46,731), which represents an increase of ($19,872), or 74%, compared to an operating loss of ($26,859) for the quarter ended September 30, 2003. This increase is the result of increased costs related to our acquisitions of Players Grille Restaurant and Bar and Countrywide Realty Services.

     For the nine-months ended September 30, 2004 our operating loss was ($86,019), which represents an increase of ($58,790), or 215.9%, compared to an operating loss of ($27,229) for the nine-months ended September 30, 2003. This increase is the result of increased costs related to our acquisitions of Players Grille Restaurant and Bar and Countrywide Realty Services.

Other Income (Expenses)

     For the three-months and nine-months ended September 30, 2004 we experienced a decrease in equity of ($1,000) and ($3,600), respectively, in our Coconut Grove Group joint venture project.

Net Loss

     Our net loss for the three-months ended September 30, 2004 was ($47,731), which represents an increase of ($20,872), or 77.7%, compared to an operating loss of ($26,859) for the three-months ended September 30, 2003. This increase is the result of increased costs related to our acquisitions of Players Grille Restaurant and Bar and Countrywide Realty Services.

     For the nine-months ended September 30, 2004 our operating loss was ($89,619), which represents an increase of ($61,390), or 217.5%, compared to an operating loss of ($28,229) for the nine-months ended September 30, 2003. This increase is the result of increased costs related to our acquisitions of Players Grille Restaurant and Bar and Countrywide Realty Services.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash used by operating activities for the quarter ended September 30, 2004 was ($153,287) compared to net cash used of ($7,285) for the quarter ended September 30, 2003. For the nine-months ended September 30, 2004 net cash provided was $117,150 compared to net cash used of ($7,285) for the nine-months ended September 30, 2003.

     As of September 30, 2004, we had current assets aggregating $141,891, comprised of $117,183 in cash or cash equivalents, marketable securities valued at $5,000, inventory valued at $9,715, accounts receivable of $7,493, and a note receivable of $2,500.

     As of September 30, 2004 we had other assets consisting of $520,737 (net of depreciation) in equipment and leasehold improvements, goodwill of $952,901, other assets of $1,000, and a $51,263 investment in our Coconut Grove Group, Ltd. joint venture project. This asset is accounted for using the equity method. Our initial investment in this joint venture project was valued at $60,000.

     As of September 30, 2004, we had liabilities of ($244,095) consisting of ($4,095) in accounts payable, ($15,000) in an interest-free note from a stockholder, and a ($225,000) promissory note bearing 5% interest.


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

     We are the Managing Partner of this joint venture and, as such, are to receive a management fee in addition to our share in the joint venture's net profits. Our separate management fee is to be two-percent (2%) of the joint venture's net profits, or US$5,000 per fiscal quarter, whichever is greater.
Our management fee is not to aggregate less than US$20,000 per fiscal year. Our out-of-pocket expenses associated with being the Managing Partner are to be reimbursed by the joint venture. Because the joint venture has yet to begin generating material revenues and net profits we anticipate generating minimal management fees of approximately $20,000 during fiscal 2004.

Players Grille Restaurant and Bar

     On August 1, 2004 we acquired Players Grille Restaurant and Bar - Fleming Island located in Jacksonville, Florida. The purchase price was one-million dollars (US$1,000,000) and was comprised of $325,000 in cash and the issuance of 197,368 shares of common stock, 197,368 shares of Rule 144 restricted common stock, and a two-year $225,000 promissory note bearing simple 5% interest payable in eight equal quarterly payments.

     Players Grille is a theme-based casual dining sports bar. As part of the purchase we acquired all ownership and rights to the brand name and concept as well as the right of first refusal to purchase the original location, also located in the Jacksonville area.

     Premier intends to open up to two new Players Grille locations within the Jacksonville area during the course of fiscal 2005. We also plan on introducing a franchising program for Players Grille during the second half of fiscal 2005.

Countrywide Realty Services

     On August 1, 2004 we acquired Countrywide Realty Services located in Miami Lakes, Florida. The aggregate purchase price consisted of five hundred thousand (500,000) shares of Premier Development & Investment, Inc. common stock, of which eighty percent (80%) was restricted under Rule 144 and twenty percent (20%) was free-trading but relegated to a leak out agreement. Up to an additional five hundred thousand shares (500,000) of the Premier's common stock may be earned based on meeting certain revenue and profit targets.

Employees

     We presently have approximately 50 employees, of which seven are full-time and the remainder part-time. Aside from our salaried and hourly employees, our executive officers, members of our Board of Directors and Advisory Board members have agreed to forgo receiving any cash salaries or cash benefits for the remainder of fiscal 2004 and into fiscal 2005. They will receive cash salaries only when recurrent and sustainable profitability has been attained.

Property and Equipment

     Through our wholly-owned subsidiary, Players Grille, Inc., a Nevada corporation, we presently lease approximately 6,084 square feet of restaurant/retail space in Orange Park, Florida. In this space we operate our Players Grille Restaurant and Bar, a casual dining, theme-based restaurant.

     Through our wholly-owned subsidiary, Countrywide Realty Services, a Nevada corporation, we presently lease approximately 875 square feet of commercial/retail space in Miami Lakes, Florida. In this space we operate our Countrywide subsidiary.

     Our Chairman, Treasurer and Secretary, Andrew Jones, provides us with approximately 150 square feet of office space free of charge in an office building he leases in Dallas, Texas. This space is considered our corporate headquarters and is where all administrative oversight occurs. Mr. Jones has no plans to begin charging us rent through the end of fiscal 2005.

Factors That May Affect Future Results

     We believe that our current available cash along with the revenues generated from our Players Grille and Countrywide Realty Services divisions, coupled with our ownership and management fees associated with the Coconut Grove Group, Ltd. joint venture, should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least the next twelve months.

     However, if we experience significant declines in revenues from our Players Grille and Countrywide Realty Services divisions it may prevent us from further executing our business plan and cause us to seek additional sources of funding. While we have held discussions with accredited lenders and investors, we have not yet secured any secondary or reserve sources of funding. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general and broad-based unease in the equities market and the limited availability of venture capital financing sources. We cannot assure the reader that financing will be available and, if available to us, in amounts necessary or on terms acceptable to us in the future.

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

     On August 25, 2004, we filed a civil suit in Dallas County, Texas naming Restaurant Training, Inc. and Lula Francis Platt as defendants. The defendants were served with process on September 7, 2004. The suit alleges that defendants failed to perform under a contract for services, conversion and suit for declaratory judgment. The suit seeks the recovery of $2,500.00, 10,000 shares of common stock and judgment declaring that Lula Francis Platt is not a rightful shareholder of Premier Development and Investment, Inc. We do not believe that this suit will have any material adverse impact upon our operation or financial condition.

      On October 28, 2004, a civil suit was filed against us in Hillsborough County, Florida. The suit alleges conversion and civil theft. The Plaintiffs seek as damages 490,000 shares of common stock. We do not believe the validity or venue of this suit are proper and will aggressively defend ourselves.

     We are not currently party to any other legal proceedings, nor are we aware of any other pending or threatened actions against us.

Item 2.  Changes in Securities and Use of Proceeds

     On August 1, 2004 Premier issued 400,000 shares under Rule 144 in conjunction with its acquisition of Countrywide Realty Services.

     On August 18, 2004 Premier issued 197,368 shares to two individuals under Rule 144 in conjunction with its acquisition of Players Grille, Inc.

     On August 18, 2004 Premier cancelled 2,040,049 shares held by a former officer and director, Victoria Carlton.

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


(B)     Reports on Form 8-K
        -------------------

Form 8-K filed on July 13, 2004 containing the announcement Premier had entered into a Definitive Agreement to purchase Countrywide Realty Services.

Form 8-K filed on August 16, 2004 containing the announcement of the Resignation of Victoria Z. Carlton.

Form 8-K filed on September 3, 2004 containing the audited financial statements of Players Grille, Inc.

Form 8-K filed on September 3, 2004 containing the audited financial statements of Countrywide Realty Services.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: November 12, 2004               By: /s/ Eric R. Boyer
                                       --------------------
                                       Eric R. Boyer
                                       President and CEO


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


Date: November 12, 2004       /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.




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


Date: November 12, 2004       /s/ Andrew L. Jones
                              -------------------------------------------
                              Andrew L. Jones
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.