Form 10KSB
period 2004-12-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2005-04-07
CIK 1140003

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-33005

                     Premier Development & Investment, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   NEVADA                              52-2312117
           ----------------------               ----------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
                    incorporation)


              7475 Skillman, Suite C-102 Dallas, Texas          75231
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code: (813) 932-6822

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

The Registrant's revenues for its fiscal year ended December 31, 2004 were $542,947.

The aggregate market value of the voting stock on March 1, 2005 (consisting of Common Stock, Class A, $0.00002 par value per share) held by non-affiliates was approximately $73,842,665 based upon the most recent sales price for such Common Stock on said date ($1.45). On such date, there were 68,424,069 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

TABLE OF CONTENTS

RISK FACTORS..................................................................3

PART I........................................................................5
     Item 1.  Description of Business.........................................5
     Item 2.  Description of Property........................................11
     Item 3.  Legal Proceedings..............................................11
     Item 4.  Submission of Items to a Vote of Security Holders..............12

PART II......................................................................12
     Item 5.  Market for Common Equity and Related Stockholder Matters.......12
     Item 6.  Management's Discussion and Analysis or Plan of Operation......13
     Item 7.  Financial Statements...........................................17
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................17
     Item 8A. Controls and Procedures........................................17

PART III.....................................................................18
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............18
     Item 10. Executive Compensation.........................................19
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management.....................................................21
     Item 12. Certain Relationships and Related Transactions.................22
     Item 13. Exhibits and Reports on Form 8-K...............................22
     Item 14. Principal Accountant Fees and Services.........................22

SIGNATURES...................................................................23

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

                                  RISK FACTORS

We have a limited operating history for you to evaluate our business.

     Our business was incorporated in the State of Nevada on March 29, 2001 and just recently commenced full-scale operations. Because we have such a limited operating history, it is difficult to evaluate our business and future prospects. An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of operation. Our revenue and income potential is unproven and our business model is still emerging. If our business model does not prove to generate sufficient profits, investors may lose all of their investment.


Our future profitability is uncertain.

     As of December 31, 2004, we had accumulated profits of $19,021. While we anticipate our revenues will increase significantly during the course of the fiscal year ending December 31, 2005 as we execute our business plan, we can give no assurances that this will occur. Furthermore, although we generated a net profit of $116,389 during the fiscal year ended December 31, 2004, we can give no assurances that we will be able to maintain, or increase, such profitability.


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

     Our common stock was quoted with a closing price of $1.45 a share on March 1, 2005 thereby making it subject to the Securities and Exchange Commission's "penny stock rules".

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


PART I

Item 1. Description of Business

Overview

     We are a holding company involved in the development and operation of theme-based restaurant and bar properties. We were incorporated in the state of Nevada on March 29, 2001 and just commenced full-scale operations on August 1, 2004.


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

     Under the terms of the joint venture agreement, CG Group was initially capitalized with a US$3,000,000 cash investment commitment from Tiki Hut and an investment by us of 1,000,000 restricted shares of our common stock which were valued at US$60,000. The investment provided us with a 20% interest in CG Group and was recorded on our balance sheet using the equity method of accounting.

     On December 22, 2004 we sold our 20% interest to a private investor for US$250,000. This resulted in a one-time gain for us. We are no longer associated with the CG Group venture.

Operations and Management

     Our ability to effectively manage an operation, including high volume restaurants and bars, some with live entertainment offerings, is critical to our overall success. In order to maintain quality and consistency at each of our restaurant and bar properties we must carefully train and properly supervise our personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and maintenance of the facilities. Our current executive officers are capable of overseeing our planned growth over the next year. While staffing levels will vary from property to property, we anticipate our typical restaurant and bar property management staff to be comprised of a general manager, two assistant general managers, a kitchen manager, an assistant kitchen manager, a bar manager, and two assistant bar managers.

     Recruiting. We actively recruit and select individuals who share our passion for guest service. Our selection process includes testing and multiple interviews to aid in the selection of new employees, regardless of their prospective position. We have developed a competitive compensation plan for restaurant and bar management that includes a base salary, bonuses for achieving performance objectives, and incentive stock options. In addition, all employees are entitled to discount meals at any of our restaurants and bars.

     Training. We believe that proper training is the key to exceptional guest services. Each new management hire will goes through a 12-week training program that includes cross-training in all management duties. All non-management new hires go through a two-week training program where they learn all of our drink and food offerings, operational procedures and our point-of-sale (POS) computer system.

     Management Information Systems (MIS). Each restaurant and bar property is equipped with a variety of integrated management information systems. These systems include an easy-to-use point-of-sale (POS) computer system which facilitates the movement of guest food and beverage orders between the guest areas and bar operations, kitchen operations, controls cash, handles credit card authorizations, keeps track of sales on a per employee basis for incentive awards purposes, and provides on-site and executive level management with revenue and inventory data. Additionally, we are implementing a centralized accounting system that includes a food cost program and a labor scheduling and tracking program. Physical inventories of food and beverage items will be performed on a weekly basis. Furthermore, daily, weekly and monthly financial information is provided to executive level management for analysis and comparison to our budget and to comparable restaurants and bars. By closely monitoring restaurant and bar sales, cost of sales, labor and other cost trends we are better able to control our costs and inventory levels, and identify problems with individual operations, if any, early on.

     Secret Shopper. Because we believe exceptional guest services are paramount to our success, we employ a "secret shopper" program to monitor our quality control at all of our restaurants and bars. Secret shoppers are independent persons who test our food, beverage and service as customers without the knowledge of restaurant and bar management or personnel on a periodic basis and report their findings to our executive level management.

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

     We then sustain our restaurant and bar awareness through traditional paid advertising outlets which includes radio and television spots, newspaper and magazine ads, billboards, direct mailings, and hotel concierge cards. Additionally, selective media spots will be purchased to advertise well-known headline performance acts when they are scheduled to perform at one of our restaurant and bar locations.

     Furthering our promotional activities, we work at establishing relationships with area businesses and residents by participating in high-profile events, festivals and sporting events.

     And lastly, one of the most important aspects of our marketing strategy: we strive to generate "word of mouth" referrals. This is accomplished through guests leaving after having an exceptional visit to one of our establishments, through passive advertising from the wearing or use of our clothing and souvenirs sold at some locations, and delivering sample items and free offers to drive-time radio personalities and morning television hosts. The anticipated result will be earning free media exposure and invitations for return engagements such as our pre-opening parties.

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

Strategic Alliances and Relationships

     In February 2003 Premier entered into a strategic alliance with Stag Financial Group, Inc. Through this strategic alliance Premier and Stag Financial will work together to conceive and fund new restaurant and bar joint venture projects, assist growing Premier's revenue and income streams while enhancing the balance sheet, and create new financing opportunities to address Premier's growth and expansion needs.

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

Employees

     As of March 1, 2005, we had 63 employees.

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

Intellectual Property

     We currently do not own any trademarks or servicemarks. We do own all of the rights to the brand Players Grille Restaurant and Bar. As we grow and develop additional theme-based concepts, we intend to register their respective trademarks and servicemarks with the United States Patent and Trademark Office and other similar international bureaus.

Government Regulations

     Our restaurants and bars are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and bars. These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and alcoholic beverages. Our facilities must be licensed and subject to regulation under state and local fire, health and safety codes.

     Each of our restaurants and bars are required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in some certain locations, county and/or municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each of our restaurants and bars, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or to retain a liquor license in a particular location could adversely affect that restaurant and bar and our ability to obtain such a license elsewhere.

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

     On April 4, 2005, we filed civil suits in Dallas County, Texas naming Elizabeth Hansen d/b/a OTC Elite Group and Corporate Awareness Professionals, Inc. as defendants. The suits allege that the defendants failed to render services as agreed upon in August 14, 2003 contracts thereby causing breaches of contract. The suits seek recovery of 235,000 shares of our common stock plus other damages and relief. We do not believe that these suits will have any material adverse impact upon our operations or financial condition.

     We are not currently party to any other legal proceedings, nor are we aware of any other pending or threatened actions against us.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our common stock, class A, $0.00002 par value is quoted on the OTC Bulletin Board market under the trading symbol "PDVN". The following table sets forth, for each quarter period since our stock began trading on December 20, 2002 and the first quarter of 2005, the high and low sales prices as reported by the National Association of Securities Dealers (NASD).


Year Ending:                       Quarter Ending                      High               Low
-------------------------          -----------------------         -------------     -------------

December 31, 2002(1)               Fourth Quarter (2)                  -0-                -0-

December 31, 2003                  First Quarter (3)                  $0.22              $0.02
                                   Second Quarter(3)                  $0.20              $0.02
                                   Third Quarter                      $0.30              $0.04
                                   Fourth Quarter                     $0.69              $0.03

December 31, 2004                  First Quarter                      $3.30              $0.61
                                   Second Quarter                     $1.90              $1.00
                                   Third Quarter                      $1.50              $0.91
                                   Fourth Quarter                     $1.22              $0.90

December 31, 2005                  First Quarter                      $1.70              $0.91



(1) Premier's common stock began trading on the OTC Bulletin Board under the trading symbol "PDVN" on December 20, 2002.

(2) Premier's common stock did not trade during the fiscal year ending December 31, 2002.

(3) Adjusted to reflect a fifty-for-one stock split effective April 11, 2003.


     As of March 1, 2005 20 NASD market making firms were quoting our common stock on the OTC Bulletin Board market. Our common stock had a closing price of $1.45 a share on March 1, 2005.

     As of March 1, 2005, we had approximately 1,359 stockholders of record.

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

     On June 2, 2004 we cancelled 6,741,000 shares of our common stock then issued and outstanding. This reduced our issued and outstanding common stock to 69,729,000.

     On August 18, 2004 we cancelled 2,040,049 shares of our common stock then issued and outstanding. This reduced our issued and outstanding common stock to 68,286,500.

Recent Sales of Unregistered Securities

     The remainder of the information required by this item relating to Recent Sales of Unregistered Securities is incorporated herein by reference to our Amendment No. 5 to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2001 and Forms 10-QSB filed with the Commission during the fiscal years ended December 31, 2002, December 31, 2003, and December 31, 2004.

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

Results of Operations

     For the ease of reference, we refer to the fiscal year ended December 31, 2004 as fiscal 2004 or the fiscal year ended December 31, 2004 and we refer to the fiscal year ended December 31, 2003 as fiscal 2003 or the fiscal year ended December 31, 2003. Subsequently, our present fiscal year, also referenced as fiscal 2005, ends on December 31, 2005.

Revenues

     For fiscal 2004 we generated sales of $542,947. This represents a $528,947, or 3,778.2%, increase over fiscal 2003 sales of $14,000. These revenues consisted primarily of revenues generated from our Players Grille, Inc. wholly-owned subsidiary and from management fees associated with being the Managing Partner of Coconut Grove Group, Ltd., a joint venture project 20% owned by us.

Gross Profit

     Our cost of goods sold for fiscal 2004 totaled $219,014 which yielded us a gross profit of $323,933. This compares to $-0- cost of goods sold during fiscal 2003 yielding a $14,000 gross profit. This represents a increase in gross profit of $309,933, or 2,213.8%, from the year ago period. The increase in gross profit and cost of goods sold is directly related to the operations within our Players Grille, Inc. wholly-owned subsidiary.

Expenses

     Operating Expenses. Fiscal 2004 operating expenses increased $322,425, or 588.1%, to $377,251 compared to $54,826 for the prior fiscal year. Our operating expenses consist primarily of personnel expenses, depreciation, lease expenses, professional fees, consulting fees and director fees. The increase in operating expenses during fiscal 2004 is primarily attributable to operating our Players Grille, Inc. and Countrywide Realty Services, Inc. wholly-owned subsidiaries.

     Other Income (Expenses). We experienced a one-time gain of $198,737 in fiscal 2004 from the sale of our 20% interest in Coconut Grove Group, Ltd., a joint venture project.

Net (Loss) Income Before Income Tax

     During fiscal 2004 we experienced a net gain of $145,466 prior to income taxes compared to a net loss of ($42,626) for the year ago period.

Income Taxes

     We incurred income tax expenses of ($29,077) for fiscal 2004 compared to $-0- for fiscal 2003. We no longer have any tax-loss carry-forwards to minimize the impact of income taxes on future years should our trend of profitability continue into fiscal 2005 and beyond.

Net Gain (Loss)

     We experienced a net gain of $116,389, or NIL per share, for fiscal 2004 compared to a net loss of ($42,626), or NIL per share, for fiscal 2003. The move from a net loss to a net gain is attributed primarily to the operations of our Players Grille, Inc. wholly-owned subsidiary and the one-time sale of our 20% interest in the Coconut Grove Group joint venture project.

Liquidity and Capital Resources

     Since our inception on March 29, 2001 we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers. Net cash used by operating activities for fiscal 2004 was ($4,408) compared to ($13,747) for fiscal 2003. This represents a decline in cash used by operating activities of ($9,339), or (67.9%), from the preceding fiscal year.

     As of December 31, 2004 we had current assets totaling $440,965, which included $146,934 in cash or cash equivalents, marketable securities valued at $5,000, receivables of $2,508, inventory of $20,279, prepaid expenses of $16,244, and a note receivable of $250,000.

     As of December 31, 2004 we had equipment and leasehold improvements totaling (net of depreciation) of $489,745.

     As of December 31, 2004 we had other assets totaling $872,735, comprised of $868,586 in goodwill and $4,149 in other assets.

     As of December 31, 2004 we had current liabilities of $162,692 which consists of $2,572 in accounts payable, $20,000 due to an affiliated company for services rendered and their absorbing some of Premier's fiscal 2003 and fiscal 2004 operating expenses, the current portion of a promissory note amounting to $111,043 and deferred income taxes of $29,077.

     As of December 31, 2004 we had other liabilities consisting of $94,156 of a promissory note (the amount remaining net of the current portion of the promissory note).

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

     In December 2004 we sold our 20% interest in this joint venture project for $250,000. The transaction yielded us a one-time gain $198,737. We are no longer involved in this joint venture project.

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

Factors That May Affect Future Results

     We believe that our current available cash along with the revenues generated from our Players Grille and Countrywide Realty Services divisions should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least the next twelve months.

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

Item 8A.  Controls and Procedures.

     Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of theend of the period covered by this report, thatour "disclosure controls and procedures",as defined in Rules 13(a)-15(e) and 15d-14(e) under the Securities Exchange Act of 1934 ("Exchange Act"), are effective to ensure that information required to be disclosed in the reports thatwe file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.There were no changes inour internal control over financial reporting during thefiscalquarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect,our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers and key management personnel, including their ages and respective positions as of March 1, 2005, are as follows:

                                                                      Director
       Name          Age    Position                                   Since
       ----          ---    --------                                  --------
Eric R. Boyer        35     Co-Founder, President, Chief Executive     2001
                            Officer and Director

Andrew L. Jones      30     Chairman, Secretary and Treasurer          2002


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

ERIC BOYER is one of our co-founders and has served as a Director since our inception in March 2001. He became our President and Chief Executive Officer in April 2002. Prior to assuming his executive duties at Premier, Mr.
Boyer worked at Griff's Landing in Frederick, Maryland, a casual dining downtown restaurant and bar. Prior to taking on his responsibilities at Premier and Griff's Landing in November 2001, Mr. Boyer spent more than 12 years in the advertising and television industry. He remains a partner and Senior Editor at Prism Digital Post, a company he help co-found in March
2000 in Alexandria, Virginia. Mr. Boyer's creativity has been utilized in many national advertising and market campaigns and can still be seen today. Mr. Boyer's duties include editing and creative input on all phases of production. He also has approval of all new purchases and installation of equipment. Prior clients include Choice Hotels, Arby's, Southwest
Airlines, Southwestern Bell, Bell Atlantic, Ponderosa Restaurants, Texas and Maryland tourism departments, and a broad spectrum of political races around the country. Mr. Boyer also does some subcontracting work for the major networks for special events across the country such as O's TV
(Baltimore Orioles special programming), Presidential Inaugurals for NBC, and the Antiques Road Show on the Public Broadcast System (PBS). Before co-founding Prism, Mr. Boyer worked as a freelance editor through a temporary agency for broadcast and production professionals called the International Creative Alliance (ICA), which he is still a member. As a freelance editor he traveled the country editing and training people on equipment usage. Prior to his freelance work, Mr. Boyer worked as a Senior Editor at 501 Group in Austin, Texas between February 1997 and February
1999. In December 2003, Mr. Boyer co-founded Pegasus Air Group, Inc., a development stage company involved in the aircraft maintenance and charter services. He currently serves as the Secretary and Treasurer of Pegasus.

ANDREW JONES has been a director since April 2002. Prior to becoming a full director Mr. Jones had been a member of our Advisory Board since May 2001. Mr. Jones is a Texas-licensed attorney, is President of Xpect Debt Collection Services, a nationwide debt collection company, President of Law On Order, a nationwide employee benefit lawyer referral company, and President of Law Office of Andrew L. Jones, P.C., a Dallas-based business law firm serving clients nationwide. Mr. Jones also serves as a member of the Board of Directors of Stag Financial Group, Inc., an international management and financial consulting firm. In December 2003, Mr. Jones co-founded Pegasus Air

Group, Inc., a development stage company involved in the aircraft maintenance and charter services. He currently serves as the President and Chief Executive Officer of Pegasus. Mr. Jones, a past President of the North Dallas Bar Association, holds the degree of Bachelor of Arts in Government from the University of Texas at Austin and the degree of Juris Doctor from Baylor University School of Law.


                          BOARD AND COMMITTEE MEETINGS

     During the fiscal year ended December 31, 2004 the Board held ten (10) meetings.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors presently does not have any active committees.


DIRECTOR COMPENSATION

     Members of our Board of Directors are not receiving any compensation, cash or otherwise, for the fiscal year ending December 31, 2005. However, we may reimburse our directors for travel and lodging expenses associated with their attendance of Board meetings and other corporate mandated business.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2004 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2004, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.


Item 10.  Executive Compensation

The following table sets forth the compensation paid during the fiscal year ending December 31, 2004, which includes all compensation paid since our inception on March 29, 2001 to our Chief Executive Officer and each of our other executive officers and directors. No person has received compensation equal to or exceeding $100,000 nor have any bonuses been awarded since our inception on March 29, 2001. Furthermore, all of our executive officers and directors have agreed to forgo any and all types of cash compensation during the current fiscal year ending December 31, 2005.

                                Annual Compensation           Awards           Payouts
                                -------------------           ------           -------
                                               Other               Securities             All
                                              Annual   Restricted  Underlying            Other
Name and                                      Compen-    Stock      Options/    LTIP     Compen-
Principal                    Salary    Bonus  sation    Award(s)     SAR's     Payouts   sation
Position             Year      ($)      ($)     ($)       ($)         (#)        ($)     ($)(1)
------              ------   -------  ------  -------  ----------  ----------  -------  -------
Eric R. Boyer      2004      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 President,        2003      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 And CEO           2002      -0-      -0-       -0-      -0-       -0-         -0-      -0-
                   2001      -0-      -0-     2,500(2) 500(3)      -0-         -0-      -0-

Andrew L. Jones    2004      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 Chairman,         2003      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 Secretary and     2002      -0-      -0-       -0-      -0-       -0-         -0-      -0-
 Treasurer


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

Option Grants During the Fiscal Year

     There were no stock options awarded during the fiscal year ended December 31, 2004.

Option Exercises and Holdings

     The following table provides summary information regarding option exercises during the fiscal year ended December 31, 2004 and the value of options held as of December 31, 2004 by our Chief Executive Officer, executive officers and directors:


                                                                            Value of
                                                          Number of      Unexercised In-
                                                         Unexercised        The-Money
                                                        Options as of     Options at
                        Shares                        fiscal year-end    fiscal year-end
Name and Principal   Acquired on       Value ($)      (#) Exercisable/   ($)Exercisable/
Position             Exercise (#)       Realized       Unexercisable(1)   Unexercisable
------------------   ------------      ---------       --------------    ---------------
Eric R. Boyer
 President,
 And CEO                 -0-             $-0-          1,500,000/-0-           $-0-

Andrew L. Jones
 Chairman                -0-             $-0-          1,500,000/-0-           $-0-


(1) Number of securities underlying options and exercise prices have been adjusted to reflect a 50-for-1 forward stock split on April 11, 2003.

Employment Agreements

     We have not entered into any employment agreements with any of our employees. All future employment arrangements are subject to the discretion of our Board of Directors.

Employee Stock Ownership Program (ESOP)

     We have not established any form of an employee stock ownership program
(ESOP), including stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of our executive officers, directors or other employees. It is possible that our Board of Directors may recommend the adoption of one or more such programs during the current fiscal year ending December 31, 2005.

Item 11. Security Ownership of Beneficial Owners and Management

          The following table present certain information as of March 1, 2005 regarding the beneficial ownership of our common stock by:

- each person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

-     each of our directors; and

-     all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 1, 2005 we had 68,424,069 shares issued and outstanding.

Except as otherwise indicated in the notes to the table,

     - we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and

     - the address of each beneficial owner listed in the table, except where otherwise noted, is c/o Premier Development & Investment, Inc., 2708 Fairmount Street, Suite 100, Dallas, Texas 75201


                                             Shares
                                          Beneficially  Percentage
Directors and Executive Officers:             Held        Owned
---------------------------------         ------------  ----------
Eric R. Boyer (1)                            3,000,050       4.3%
Andrew L. Jones (2)                          2,425,050       3.5%
All directors and officers as a group
  (2 persons)                                5,425,100       7.6%



Five Percent Stockholders
-------------------------

Stag Financial Group, Inc.
  P. O. Box 23542
  Tampa, FL  33623                          12,072,069      17.6%



(1) Represents (a) 1,250,050 shares of our common stock, (b) 250,000 shares (125,000 individually) of our common stock gifted to minors William Owen and Sally Owen, relatives of Mr. Boyer's, and (c) 1,500,000 shares of our common stock issuable upon exercise of vested stock options.

(2) Represents (a) 925,050 shares of our common stock and (b) 1,500,000 shares of our common stock issuable upon exercise of vested stock options.


Item 12.  Certain  Relationships  and  Related  Transactions.

     For the fiscal year ended December 31, 2004 we did not enter into a transaction with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us.


Item 13.  Exhibits  and  Reports  on  Form  8-K

Exhibit
Number      Description
-------     -----------

3.1*        Articles of Incorporation
3.2*        Certificate of Incorporation
3.3*        Certificate of Acceptance of Appointment by Resident Agent
3.4*        By-Laws
4.1*        Specimen copy of stock certificate for common stock,
            $0.001 par value
4.2*        Specimen copy of Stock Purchase Warrant Certificate underlying the common shares being registered in this registration statement
10.1**      Joint Venture Agreement for the Formation of Coconut Grove Group,
            Ltd. dated July 30, 2001
23.1        Consent of Baumann, Raymondo & Company, PA, dated April 5, 2005.
99.1        Certification by CEO pursuant to 18 U.S.C. Section 1350, as
            Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2        Certification by Treasurer and Secretary pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.
-----------------
* Incorporated by reference to registration statement on Form SB-2 (No. 333-65318) filed July 18, 2001.

** Incorporated by reference to registration statement on Form SB-2 Amendment No. 1 (No. 333-65318) filed on August 7, 2001.


Reports on Form 8-K
-------------------

     During the last three months covered by this Annual Report there were no Form 8-Ks filed with the SEC.

Item 14.  Principal  Accountant  Fees  and  Services.

     The Board of Directors has appointed Baumann, Raymondo and Company, PA as our independent auditors for the fiscal year ended December 31, 2004. Baumann, Raymondo & Company, PA has been regularly engaged independent auditor since June 2, 2001. Prior engaging Baumann, Raymondo & Company, PA we had no independent auditors.

     Baumann, Raymondo & Company, PA are engaged only as our independent auditors. They do not perform any other accounting or consulting services to us or on our behalf. Our auditing fees during the fiscal years ended December 31, 2002, December 31, 2003, and December 31, 2004 totaled $3,932, $3,675 and
$14,030, respectively. The increase in account fees in the fiscal year ended December 31, 2004 was attributable to additional auditing costs associated with our 2004 acquisitions of Players Grille Restaurant and Bar and Countrywide Realty Services.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of April, 2005.

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

Signature                     Title                            Date

/s/ Eric R. Boyer             President, Chief Executive
----------------------        Officer                          April 6, 2005
Eric R. Boyer

/s/ Andrew Jones              Chairman, Secretary and          April 6, 2005
----------------------        Treasurer
Andrew L. Jones



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


Date: April 6, 2005           /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.




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


Date: April 6, 2005           /s/ Andrew L. Jones
                              -------------------------------------------
                              Andrew L. Jones
                              Chairman, Treasurer, and Secretary
                              Premier Development & Investment, Inc.

                          [Baumann, Raymond & Co. Logo]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders
Premier Development & Investment, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Premier Development & Investment, Inc. (a Development Stage Company) and Subsidiaries, as of December 31, 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for the period from March 29, 2001 (date of inception) to December 31, 2001 and for the years ended December 31, 2002, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Premier Development & Investment, Inc. at December 31, 2004 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the Company has been in the development stage since its inception on March 29, 2001. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



/s/ Baumann, Raymondo & Company PA
BAUMANN, RAYMONDO & COMPANY PA
Tampa, Florida
April  5,  2005

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


ASSETS
CURRENT ASSETS
  Cash                                                             $   146,934
  Marketable security, at value                                          5,000
  Receivable                                                             2,508
  Inventory                                                             20,279
  Prepaid expenses                                                      16,244
  Promissory note                                                      250,000
                                                                   -----------
      Total current assets                                             440,965
                                                                   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                                            288,409
  Leasehold improvements                                               263,287
  Less accumulated depreciation                                        (61,951)
                                                                   -----------
      Total equipment and leasehold improvements, net                  489,745
                                                                   -----------
OTHER ASSETS
  Goodwill                                                             868,586
  Other                                                                  4,149
                                                                   -----------
      Total other assets                                               872,735
                                                                   -----------


      TOTAL ASSETS                                                 $ 1,803,445
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $     2,571
  Due to affiliated companies controlled by
    a shareholder                                                       20,000
  Promissory note, current portion                                     111,043
  Deferred income tax                                                   29,077
                                                                   -----------
      Total current liabilities                                        162,691

PROMISSORY NOTE, net of current portion                                 94,156

      TOTAL LIABILITIES                                            $   256,847
                                                                   ===========

STOCKHOLDERS' EQUITY
    Class A voting common stock, $0.00002 par value
       1,250,000,000 shares authorized;
       68,419,069 shares issued and outstanding                         $1,368
    Class B voting common stock, $0.001 par value
       10,000,000 shares authorized;
       -0- shares issued and outstanding                                     -
    Preferred stock, $0.001 par value
       20,000,000 shares authorized;
       -0- issued and outstanding                                            -
    Additional paid in capital                                       1,526,209
    Earnings accumulated during the development stage                   19,021
                                                                   -----------
    Total stockholders' equity                                       1,546,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,803,445
                                                                   ===========






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
            AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
                 MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2004



                                                     2001          2002          2003        2004     CUMULATIVE
                                                  ----------    ----------    ----------   ---------   ---------

REVENUE                                             $8,333       $8,349       $14,000      $542,947    $573,629
                                                   --------     --------      --------     --------    --------

COST OF GOODS SOLD                                       -            -             -       219,014     219,014
                                                   --------     --------      --------     --------    --------

GROSS PROFIT                                         8,333        8,349        14,000       323,933     354,615
                                                   --------     --------      --------     --------    --------

GENERAL AND ADMINISTRATIVE EXPENSES                 23,329       25,318        54,826       377,251     480,724
                                                   --------     --------      --------     --------    --------

LOSS FROM OPERATIONS                               (14,996)     (16,969)      (40,826)      (53,318)   (126,109)
                                                   --------     --------      --------     --------    --------
OTHER INCOME (EXPENSE)
  Equity in earnings (loss) of investee             (1,667)        (670)       (2,800)            -      (5,137)
  Unrealized gain (loss) on marketable securities     (440)     (20,000)        1,000             -     (19,440)
  Gain (loss) on sale of investee                        -            -             -       198,737     198,737
  Other                                                  -            -             -            47          47
                                                   --------     --------      --------     --------    --------
  Total other income (expense)                      (2,107)     (20,670)       (1,800)      198,784     174,207

(LOSS) INCOME BEFORE INCOME TAX                    (17,103)     (37,639)      (42,626)      145,466      48,098

INCOME TAX EXPENSE                                       -            -             -       (29,077)    (29,077)
                                                    --------     --------      --------     --------    --------

NET (LOSS) INCOME                                  (17,103)     (37,639)      (42,626)      116,389       19,021
                                                   ========     ========      ========      ========    ========

(Loss) per common share

    Basic                                            NIL          NIL            NIL          NIL
                                                   ========     ========      ========     ========

    Fully diluted                                    NIL          NIL            NIL          NIL
                                                   ========     ========      ========     ========
Weighted average number of shares
    Basic                                        189,666,065  267,500,000    82,630,000   72,419,548

    Fully diluted                                346,416,065  424,250,000   239,380,000   79,569,548






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                         PREMIER DEVELOPMENT & INVESTMENT, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                    MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
                    MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2004



                                                     2001          2002          2003        2004     CUMULATIVE
                                                  ----------    ----------    ----------   ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 (17,103)      (37,639)      (42,626)    116,389      19,021
                                                  ----------    ----------    ----------   ---------   ---------
  Adjustments to reconcile net loss to cash
   Provided by (used) in operations:

   Depreciation                                           -             -             -      61,951      61,591
   Deferred tax                                           -             -             -      29,077      29,077
   Gain on sale of investee                               -             -             -    (198,737)   (198,737)
   Debt forgiveness                                       -             -             -      17,286      17,286
   Equity in earnings of investee                     1,667           670         2,800       1,385       6,522
   Common stock received for services                     -        (5,000)            -           -       5,000
   Unrealized (gain) loss in marketable securities      440        20,000        (1,000)          -      19,440
   Common stock issued in connection with exercise
    of common stock for payment of expenses          11,169             -             -           -      11,169
   Common stock issued in connection with services
    provided by directors                             1,500             -             -           -       1,500
   Common stock issued in connection with services
    provided by consultants                           1,250             -             -           -       1,250
   Common stock issued in connection with services
    Services by officers                              7,200         4,800         4,800       4,800      21,600
   Increase in inventory                                  -             -             -     (20,279)    (20,279)
   (Decrease)/Increase in prepaid expenses                -           375             -     (16,573)    (16,198)
   Increase in payables                                   -             -        22,279         293      22,572
   Increase in receivable                                 -        (2,500)            -           -      (2,500)
                                                  ----------    ----------    ----------   ---------   ---------
        Total adjustments                            23,226        18,345        28,879    (120,797)    (50,347)
                                                  ----------    ----------    ----------   ---------   ---------
   Net cash provided by (used) in
    operating activities                              6,123       (19,294)      (13,747)     (4,408)    (31,326)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Acquisition of equipment and leasehold improvements    -             -             -    (551,696)   (551,696)
   Proceeds from the sale of marketable securities        -             -         4,000           -       4,000
                                                  ----------    ----------    ----------   ---------   ---------
   Net cash provided by (used) in
    investing activities                                  -             -         4,000    (551,696)   (547,696)
                                                  ----------    ----------    ----------   ---------   ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Stock issued for cash                                  -             -             -     450,000     450,000
   Proceeds from issuance of note                         -             -             -     225,000     225,000
   Stock subscriptions received                           -        13,281         9,670      28,005      50,956
                                                  ----------    ----------    ----------   ---------   ---------
   Net cash provided by financing activities              -        13,281         9,670     703,005     725,956

NET INCREASE (DECREASE) IN CASH                       6,123        (6,013)          (77)    146,901     146,934

CASH, BEGINNING OF PERIOD                                 -         6,123           110          33           -

CASH, END OF PERIOD                                   6,123           110            33     146,934     146,934
                                                  ==========    ==========    ==========   =========   =========


SUPPLEMENTAL DISCLOSURE OF A NONCASH INVESTING AND FINANCING ACTIVITY

  In 2001, Premier issued 350,000 shares of its Class A common stock in conjunction with the acquisition of marketable securities and issued 1,000,000 shares of its
  Class A common stock in conjunction with the acquisition of a 20% interest in
  Coconut Grove Group, Ltd.

  In 2004, Premier issued 850,000 shares of its Class A common stock in conjunction with the acquisition of Player's and Countrywide.


                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.


                                       PREMIER DEVELOPMENT & INVESTMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                  MARCH 29, 2001 (INCEPTION) TO DECEMBER 31, 2001
                             AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                                                         DURING THE
                                        COMMON STOCK        PREFERRED STOCK    PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                        $      -   $     -   $       -   $     -   $     -   $        -    $      -

 Issuance of common stock
   to directors for services       1,500,000     1,500                                                    1,500

  Issuance of common stock
   to consultants for services     1,250,000     1,250                                                    1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000       350                          23,090                   23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000     1,000                          59,000                   60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000     1,250                          61,250                   62,500

  Donated services by officers             -         -                           7,200                    7,200

  Net loss during year                     -         -           -         -         -      (17,103)    (17,103)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2001
                                   5,350,000   $ 5,350           -    $    -  $150,540     ($17,103)  $ 138,787
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           4,800                    4,800

  Net loss during year                     -         -           -         -         -      (37,639)    (37,639)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2002
                                   5,350,000   $ 5,350           -    $    -  $155,340     ($54,742)  $ 105,948
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     4,800            -       4,800

  Exchange of common stock for
  preferred stock                 (3,675,000)   (3,675)    735,000       735     2,940            -           -

  Common split                    82,075,000         -           -         -         -            -           -

  Common stock cancelled          (1,120,000)      (22)          -         -        22            -           -

  Net loss during year                     -         -           -         -         -      (42,626)    (42,626)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2003
                                  82,630,000   $ 1,653     735,000    $  735  $163,102     ($97,368)   $ 68,122
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Common stock cancelled         (15,643,667)     (313)          -         -       313            -           -

  Preferred stock cancelled                -         -    (735,000)     (735)      735            -           -

  Donated services                         -         -           -         -         -       12,800      12,800

  Debt forgiveness                         -         -           -         -         -       17,287      17,287

  Issuance of common stock for cash  637,500        12           -         -   449,988            -     450,000

  Issuance of common stock for
    acquisition of Players Grille    394,736         8           -         -   449,992            -     450,000

  Issuance of common stock for
    acquisition of Netex d/b/a
    Countrywide Realty               400,000         8           -         -   431,992            -     432,000

  Net income during year                   -         -           -         -         -      116,389     116,389
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2004
                                  68,419,069   $ 1,368           -    $   - $1,526,208       $19,021 $1,546,597
                                   ==========  ========  ==========  ========  =======  ============  ==========








                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                    PREMIER DEVELOPMENT & INVESTMENT, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2001, 2002, 2003 AND 2004


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

Consolidation
-------------

The consolidated financial statements include the accounts and balances of Premier, and its two wholly owned subsidiaries, Player's Grille ("Player's") and Netex d/b/a Countrywide Realty Services, Inc. ("Countrywide"), (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidating process.

Revenue Recognition
-------------------

The Company records revenue on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues with expenses.

Cash Equivalents
----------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities
---------------------

Premier's security investment was acquired in conjunction with the issuance of its common stock or for services rendered, and is held principally for the purpose of selling them in the near term and is classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in operations.

Inventory
---------

Inventory, consisting mainly of food and beverage items, is stated at the lower of cost (first-in, first-out) or market.

Investment in Investee
----------------------

Premier issued 1,000,000 shares of its Class A voting common stock for a 20% interest in Coconut Grove Group, Ltd. This investment is accounted for using the equity method which is cost, as adjusted for Premier's proportionate share of undistributed earnings or losses as Premier could exercise significant influence over the financial and operating activities of Coconut Grove Group, Ltd. This investment was sold in fiscal 2004.

Equipment and Leasehold Improvements
------------------------------------

Equipment and leasehold improvements are stated at cost and includes expenditures, which substantially increase the useful lives of existing assets. Maintenance and repairs are charged to operations when incurred.

Depreciation of equipment and leasehold improvements is calculated using the straight-line method based on the respective assets estimated useful lives as follows:

Furniture & equipment                         7   years
Leasehold improvements                         5   years

Depreciation expense for the year ended December 31, 2004 was $61,951.

Goodwill
--------

The Company records its investment in goodwill in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets". Under this principle goodwill is not amortized, it is however tested for impairment at least on an annual basis. At December 31, 2004, the goodwill recorded was found not to be impaired.

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

Income Taxes
------------

Premier records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd. condensed financial information of the investee at December 31, 2003 is as follows:

                                                          2003
                                                          ----
     Sales                                               $3,500
     Gross Profit                                        $3,500
     Net income (loss) from continuing operations      $(14,000)
     Net income (loss)                                 $(14,000)

In fiscal 2004, this investment was sold with Premier taking back a non-interest bearing promissory note in the amount of $250,000, due July 31, 2005. The sale resulted in a gain of $198,737

NOTE C - ACQUISITIONS

On July 29, 2004 Premier acquired Netex d/b/a Countrywide Realty Services, Inc. (Countrywide). Countrywide is engaged in the mortgage broker business. The results of operations of Countrywide are included in the accompanying financial statements since the date of acquisition. Premier issued 400,000 of its $.00002 par value common stock valued at $432,000 in connection with this acquisition. The total cost of the acquisition exceeded the fair value of the net assets of Countrywide by $432,000. This excess is being recorded as goodwill.

On August 1, 2004 Premier acquired Players Grille, Inc. (Players). Players is engaged in the casual dining sports bar business. The results of operations of Players are included in the accompanying financial statements since the date of acquisition. Premier paid $325,000 in cash, issued a 5% promissory note in the amount of $225,000 and issued 394,736 of its $.00002 par value common stock valued at $450,000 in connection with this acquisition. The promissory note requires principal payments of $111,043 and $94,157 in 2005 and 2006, respectively. Of the common shares issued in this acquisition 197,368 shares are Rule 144 restricted common shares. The total cost of the acquisition exceeded the fair value of the net assets of Players by $436,586. This excess is being recorded as goodwill.

NOTE D - STOCK REGISTRATION

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

NOTE E - STOCK, WARRANT AND OPTION ISSUANCES

On April 20, 2004, Premier issued 500,000 shares of its $.00002 par value restricted common stock for cash in the amount of $350,000.

On September 30, 2004, Premier issued 137,500 shares of its $.00002 par value common stock for cash in the amount of $100,000.

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


NOTE F - RELATED PARTY TRANSACTIONS

Premier utilizes a portion of a shareholder's corporate office as its primary office without charge.

NOTE G - DONATED SERVICES

For the year ended December 31, 2004, 2003, 2002 and 2001 the president and secretary of Premier performed services on behalf of Premier with a fair value of $4,800, $4,800, $4,800 and $7,200, respectively. The donated value of these services was recorded as contributed capital.

NOTE H - STOCK SPLIT

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

NOTE I - PREFERRED STOCK

The Company's preferred stock pays an annual 4% dividend, payable in preferred stock. After holding the preferred stock for a minimum of one year, the holder may opt to convert it into registered shares of common stock at a ratio of five shares of common stock for each share of preferred stock converted. Additionally, the Company reserves the right to call for the conversion of the preferred stock at any time after the minimum one-year holding period.

All of the preferred shares were converted into Class A common stock in 2004.

NOTE J - COMMITMENTS & CONTINGENCIES

Operating Leases

The Company (through its Player's subsidiary) leases restaurant space and restaurant/office equipment under long-term operating leases. Future minimum lease payments required under these operating leases is as follows:

    December 31,                                      Amount

        2005                                         $161,489
        2006                                          157,994
        2007 and thereafter                           108,090
                  Total                              $597,265

Rent expense for the period ended December 31, 2004 was $64,598.

NOTE K - SEGMENT INFORMATION

For the year ended December 31, 2004, the Company operated in two business segments; in a joint venture with an investee (Premier) and casual sports bar dining (Players). Separate management of each segment is required because each business unit is subject to different marketing, delivery and technology strategies.

At December 31, 2004, and for the year then ended, information on reportable segments is as follows:

                            Investee       Sports Bar                   Consolidated
                          Joint Venture      Dining         Other          Totals
                          --------------  -------------  ------------  --------------
   External revenues        $   53,000     $  437,064     $ 53,883      $  542,947
                           ============    ===========    ==========    ============
   Intersegment revenues    $        -     $        -     $      -      $        -
                           ============    ===========    ==========    ============
   Interest expense, net    $        -     $        -     $      -      $        -
                           ============    ===========    ==========    ============
   Depreciation             $        -     $   61,951     $      -      $   61,951
                           ============    ===========    ==========    ============
   Loss from continuing
      operations            $  (20,378)    $  (36,323)    $  3,383      $  (53,318)
                           ============    ===========    ==========    ============
   Loss from discontinued
      operations            $        -     $        -     $      -      $        -
                           ============    ===========    ==========    ============
