Form 10QSB
period 2005-03-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2005-05-13
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                          Commission File No. 000-33005


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          NEVADA                     52-2312117
             -------------------------------     -------------------
             (State or other jurisdiction of        (IRS Employer
              Incorporation or Organization)      Identification No.)


             7475 Skillman, Suite C-102 Dallas, Texas          75231
         ---------------------------------------------------------------
                    (Address of Principal Executive offices)

                                 (813) 932-6822
                                 --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at May 11, 2005
           -----                                 ---------------------------

Common Stock, Class A, $0.00002 par value                   68,424,069

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements..................................3

                  Balance Sheet (unaudited)
                    for the period ended March 31, 2005 (unaudited)
                    and the period ended December 31, 2004 (audited)....3

                  Statement of Operations (unaudited)
                   for the three months ended March 31, 2005
                   and the three months ended March 31, 2004............4

                  Statement of Cash Flow (unaudited)
                   for the three months ended March 31, 2005
                   and the three months ended March 31, 2004............5

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

Item 4.           Submission of Matters to a Vote of Security Holders..16

Item 5.           Other Information....................................16

Item 6.           Exhibits and Reports on Form 8-K.....................17

                  Signatures...........................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                                       March 31,    December 31,
                                                         2005           2004
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                     ASSETS

Current  assets:
     Cash and cash equivalents                         $122,459      $146,934
     Marketable securities                                5,000         5,000
     Due from affiliate                                   2,508         2,508
     Inventory                                           23,275        20,279
     Prepaid expenses                                    15,501        16,244
     Promissory note                                    220,000       250,000
     Other                                                2,341             -
                                                     ----------    ----------
     Total current assets                              $391,084      $440,965
                                                     ----------    ----------
Other assets:
     Equipment and leasehold improvements              $558,016      $551,696
       Less accumulated depreciation                    (98,567)      (61,951)
                                                     ----------    ----------
                                                        459,449       489,745

     Goodwill                                           868,586       868,586
     Other                                                    -         4,149
                                                     ----------    ----------
     Total assets                                    $1,719,119    $1,803,445
                                                     ==========    ==========

                                   LIABILITIES

Current liabilities:
     Accounts payable                                    $1,500        $2,571
     Deferred tax                                        29,077        29,077
     Promissory note                                    111,043       111,043
     Due to affiliated companies controlled
      by a shareholder                                        -        20,000
                                                     ----------    ----------
    Total current liabilities                         $141,620      $162,691
                                                     ----------    ----------

    Promissory note                                     64,427             -

    Total liabilities                                 $206,047      $162,691
                                                     ==========    ==========
Stockholders'  equity:
    Common stock, class A, $0.00002 par value
       1,250,000,000 authorized;
       68,424,069 and 68,424,069 shares
       issued and outstanding, respectively             $ 1,368       $ 1,368
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Additional paid in capital                        1,526,208     1,526,209
    Accumulated earnings (deficit)                      (14,504)       19,021
                                                     ----------    ----------
                                                      1,513,072     1,546,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,719,119    $1,803,445
                                                     ==========    ==========

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                    3-months         3-months
                                                      Ended            Ended
                                                     3/31/05          3/31/04
                                                  -------------    -------------

Revenues                                             $347,616            $8,000

Cost of goods sold                                    161,824                 -

Gross profit                                          185,792             8,000

General and administrative expenses                   219,317            14,330
                                                      --------          --------
Gain (Loss) on operations                             (33,525)           (6,330)
                                                      ========          ========
Other income (expense)                                      -            (1,600)

Net income (loss)                                     (33,525)           (7,930)
                                                      ========          ========

(Loss) per common share

    Basic                                                NIL              NIL
                                                      =========        =========

    Fully diluted                                        NIL              NIL
                                                      =========        =========
Weighted average number of shares
    Basic                                            68,424,069       77,411,306

    Fully diluted                                    72,924,069       89,411,306


                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                    3-months         3-months
                                                      Ended            Ended
                                                     3/31/05          3/31/04
                                                  -------------    -------------
Cash flows from operating activities:
   Net (loss) earnings                              ($33,525)         ($7,930)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

      Depreciation                                    36,616                -
      Equity in (earnings) loss of investee                -            1,600
      Retirement of debt                                   -          (5,000)
      Donated services of officers                         -            1,200
      Donated services of affiliates                       -            4,000
      Increase in payables                                 -                -
      Increase in receivables                              -                -
      Decrease in prepaid expenses                       743                -
      (Increase) in inventory                         (2,996)               -
      (Increase) in other                             (2,341)               -
      Decrease in other assets                         4,149                -
      (Decrease) in accounts payable                  (1,072)               -
      (Decrease) in due to affiliate                 (20,000)               -
                                                    --------         --------
   Total adjustments                                  15,099            1,800
                                                    --------         --------
   Net cash provided by (used) in operations        ($18,426)         ($6,130)
                                                    --------         --------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements   (6,319)               -
   Proceeds from promissory note receivable           30,000                -
                                                    --------         --------
   Net cash provided by (used)
     by investing activities                         $23,681                -

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Stock subscriptions received                            -           28,004
   Repayment of promissory note payable              (29,730)               -

Net increase (decrease) in cash                     ($24,474)         $31,874

Cash at beginning of the period                      146,934               33
                                                    --------         --------
Cash at end of the period                           $122,459         $ 21,907
                                                    ========         ========

                    PREMIER DEVELOPMENT & INVESTMENT, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  MARCH 29, 2001 (INCEPTION) TO MARCH 31,2005
                                  (UNAUDITED)

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                        COMMON STOCK        PREFERRED STOCK               DURING THE
                                          CLASS A               CLASS A        PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                        $      -   $     -   $       -   $     -   $     -   $        -    $      -

 Issuance of common stock
   to directors for services       1,500,000     1,500                                                    1,500

  Issuance of common stock
   to consultants for services     1,250,000     1,250                                                    1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000       350                          23,090                   23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000     1,000                          59,000                   60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000     1,250                          61,250                   62,500

  Donated services by officers             -         -                           7,200                    7,200

  Net loss during period                   -         -           -         -         -      (17,103)    (17,103)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2001
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $150,540     $(17,103)  $ 138,787
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           4,800                    4,800

  Net loss during period                   -         -           -         -         -      (37,639)    (37,639)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2002
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $155,340     $(54,742)  $ 105,948
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     4,800            -       4,800

  Exchange of common stock for
  preferred stock                 (3,675,000)   (3,675)    735,000       735     2,940            -           -

  Common split                    82,075,000         -           -         -         -            -           -

  Common stock cancelled          (1,120,000)      (22)          -         -        22            -           -

  Net loss during year                     -         -           -         -         -      (42,626)    (42,626)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2003
(AUDITED)                         82,630,000   $ 1,653     735,000    $  735  $163,102     ($97,368)   $ 68,122
                                   ==========  ========  ==========  ========  =======  ============  ==========
  Common stock cancelled         (15,490,799)     (313)          -         -       313            -           -

  Preferred stock cancelled                -         -    (735,000)     (735)      735            -           -

  Donated services                         -         -           -         -         -       12,800      12,800

  Debt forgiveness                         -         -           -         -         -       17,287      17,287

  Issuance of common stock for cash  687,500        12           -         -   449,988            -     450,000

  Issuance of common stock for
    acquisition of Players Grille    197,368         8           -         -   449,992            -     450,000

  Issuance of common stock for
    acquisition of Netex d/b/a
    Countrywide Realty               400,000         8           -         -   431,992            -     432,000

  Net income during year                   -         -           -         -         -      116,389     116,389
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2004
                                  68,424,069   $ 1,368           -    $   - $1,526,208       $19,021 $1,546,597
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Net loss during period                   -         -           -         -         -      (33,525)    (33,525)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT MARCH 31, 2005
(UNAUDITED)                       68,424,069   $ 1,368           -    $    -$1,526,208     ($14,504) $1,513,072
                                   ==========  ========  ==========  ========  =======  ============  ==========


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2004 filed on Form 10-KSB on April 7, 2005.

Consolidation
-------------

The consolidated financial statements include the accounts and balances of Premier, and its two wholly owned subsidiaries, Player's Grille ("Player's") and Netex d/b/a Countrywide Realty Services, Inc. ("Countrywide"), (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidating process.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an overall net loss from its inception on March 29, 2001 through March 31, 2005. The Company does not have an established source of revenue sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though private equity sales, providing consulting services, expanding upon its Players Grille concept, acquiring existing and profitable restaurant concepts, forming new joint venture projects, and continued contributions from the executive officers and members of the Board of Directors. All together these events should allow the Company to meet its forecasted working capital and capital expenditures for the next 12 months of operations. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Goodwill
--------

The Company records its investment in goodwill in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets". Under this principle goodwill is not amortized, it is however tested for impairment at least on an annual basis. As of March 31, 2005, the goodwill recorded was found not to be impaired.

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

Premier adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share as though all shares of Class A common stock issuable by Premier were outstanding, which includes 4,500,000 options to purchase common stock.

Advertising Costs
-----------------

Premier expenses the production costs of advertising the first time the advertising takes place.

Fiscal Year
-----------

The Company elected December 31 as its fiscal year end.

NOTE B - ACQUISITIONS

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

On September 30, 2004, Premier issued 137,500 shares of its $.00002 par value common stock for cash in the amount of $100,000

NOTE E - RELATED PARTY TRANSACTIONS

Andrew Jones, our Treasurer and Secretary, currently provides us with approximately 150 square feet of office space free of charge in an office building he leases in Dallas, Texas. Mr. Jones has no plans to begin charging us rent during the current fiscal year for the usage of this space.

NOTE F - DONATED SERVICES

For the three-months ended March 31, 2005, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $600 and Andrew Jones, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600.

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

Overview

     We are a developer and operator of theme-based restaurants and bars, including our wholly owned subsidiary, Players Grille, Inc.

Results of Operations

     For the ease of reference, we refer to the three-months ended March 31, 2005 as the quarter ended March 31, 2005 and the period of three-months ended March 31, 2004 as the quarter ended March 31, 2004. We reference the current fiscal year which ends on December 31, 2005 as fiscal 2005.

Revenues

     For the quarter ended March 31, 2005, revenues increased $339,616, or 4,245.2%, to $347,616 compared to $8,000 for the quarter ended March 31, 2004. These revenues were generated from the operation of our two wholly owned subsidiaries, Players Grille, Inc. and Countrywide Realty Services, Inc

     We anticipate our quarterly revenues will continue increasing significantly throughout fiscal 2005. These projected increases are anticipated to the continued operations and planned expansions at our wholly owned subsidiaries, especially our Players Grille operations.

Gross Profit

     For the quarter ended March 31, 2005, our gross profit totaled $185,792 compared to $8,000 for the year ago period. This $177,792, or 2,222.4%, increase in gross profit was attributable to higher sales.

     Cost of good sold during the quarter ended March 31, 2005 was $161,824 compared to $-0- for the same period a year ago. The sharp increase in cost of goods sold was the result of our operations at our wholly owned subsidiary Players Grille, Inc. compared to no similar ongoing operations during the quarter ended March 31, 2004.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, depreciation expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $219,317 for the quarter ended March 31, 2005, which was an increase of $204,987, or 1,430.4%, compared to $14,330 for the quarter ended March 31, 2004. The large increase was attributable primarily to operating our Players Grille, Inc. and Countrywide Realty Services, Inc. wholly owned subsidiaries.

Operating Loss

     Our operating loss for the quarter ended March 31, 2005 was ($33,525) compared to an operating loss of ($6,330) for the quarter ended March 31, 2004. The $27,195, or 429.6%, increase in operating loss is primarily attributable to $36,616 in depreciation expenses that did not exist a year ago.


Other Income (Expenses)

     We recorded expenses of $-0- and ($1,600) for the quarters ended March 31, 2005 and March 31, 2004, respectively. These expenses were to write-down the decline in value associated with our ownership in the Coconut Grove Group, Ltd. joint venture project. We sold our interest in Coconut Grove during the fiscal year ended December 31, 2004 and accounted for our ownership using the equity method of accounting. Our write-downs reflected our 20% ownership in the joint venture project.

Net Loss

     Our net loss for the quarter ended March 31, 2005 was ($33,525) compared to a net loss of ($7,930) for the quarter ended March 31, 2004. This $25,595, or 322.8%, increase is primarily attributable to $36,616 in depreciation expenses that did not exist a year ago.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers.

     As of March 31, 2005, we had current assets aggregating $391,084, comprised of $122,459 in cash or cash equivalents, marketable securities valued at $5,000, a note receivable of $2,508, inventory of $23,275, prepaid expenses of $15,501, a promissory note payable to us of $220,000, and other consisting of $2,341.

     As of March 31, 2005 we had other assets consisting of a $558,016 in equipment and leasehold improvements, less accumulated depreciation of ($98,567), and goodwill of $868,586.

     As of March 31, 2005, we had current liabilities aggregating $141,620, comprised of accounts payable of $1,500, deferred tax liabilities of $29,077, and a promissory note payable by us of $111,043. We also had a long-term promissory note payable by us valued at $64,427. We do not anticipate taking on any material financial obligations or commitments that are not commensurate with increases in revenues and gross subsequent profits.

     As of March 31, 2005 we had basic and fully diluted weighted average shares outstanding of 68,424,069 and 72,924,069, respectively. These represent declines of (8,987,237), or (11.6%), and (16,487,237), or (18.4%), respectively, from the quarter ended March 31, 2004. Management is continuing to explore additional methods, including additional share retirements and potential buybacks, to further reduce the number of shares issued and outstanding.

Our Business

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

Employees

     As of March 31, 2005, we had approximately 63 employees.

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


(B)    Reports on Form 8-K
       -------------------

Form 8-K filed on February 15, 2005 containing earnings guidance for the fiscal year ended December 31, 2004 and for the current fiscal year ending December 31, 2005

Form 8-K filed on March 2, 2005 containing the press release announcing January 2005 comparable same store sales results.

Form 8-K filed on March 24, 2005 containing the press release announcing February 2005 comparable same store sales results.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: May 13, 2005                By: /s/ Eric R. Boyer
                                       --------------------
                                       Eric R. Boyer
                                       President and CEO

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

Date: May 13, 2005            /s/ Eric R. Boyer
                              -------------------------------------------
                              Eric R. Boyer
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.




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


Date: May 13, 2005            /s/ Andrew L.Jones
                              -------------------------------------------
                              Andrew L. Jones
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.