Form 10QSB
period 2005-06-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2005-08-09
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

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

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at August 8, 2005
           -----                                 -----------------------------

Common Stock, Class A, $0.004 par value                    3,097,105

Transitional Small Business Disclosure Form (check one):

                          Yes                       No     X
                              --------                 --------


                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements...................................3

                  Balance Sheet
                    for the period ended June 30, 2005 (unaudited)
                    and the period ended December 31, 2004 (audited).....3

                  Statement of Operations (unaudited)
                    for the three months ended June 30, 2005
                    and the three months ended June 30, 2004
                    and the six months ended June 30, 2005
                    and the six months ended June 30, 2004...............4

                  Statement of Cash Flow (unaudited)
                    for the three months ended June 30, 2005
                    and the three months ended June 30, 2004
                    and the six months ended June 30, 2005
                    and the six months ended June 30, 2004...............5

                  Notes to Financial Statements (unaudited)..............7

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation...................................14

Item 3.           Controls and Procedures...............................23

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings.....................................24

Item 2.           Changes in Securities and Use of Proceeds.............24

Item 3.           Defaults Upon Senior Securities.......................24

Item 4.           Submission of Matters to a Vote of Security Holders...24

Item 5.           Other Information.....................................25

Item 6.           Exhibits and Reports on Form 8-K......................25

                  Signatures............................................26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                                       June 30,    December 31,
                                                         2005           2004
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                     ASSETS

Current  assets:
     Cash and cash equivalents                          $22,899      $146,934
     Marketable securities                                5,000         5,000
     Due from affiliate                                   2,500         2,508
     Inventory                                           17,161        20,279
     Prepaid expenses                                    14,758        16,244
     Promissory note                                    205,000       250,000
     Other                                               25,988             -
                                                     ----------    ----------
     Total current assets                              $293,306      $440,965
                                                     ----------    ----------
Other assets:
     Equipment and leasehold improvements              $558,482      $551,696
       Less accumulated depreciation                   (135,183)      (61,951)
                                                     ----------    ----------
                                                        423,299       489,745

     Goodwill                                           436,586       868,586
     Other                                                    -         4,149
                                                     ----------    ----------
     Total assets                                    $1,153,191    $1,803,445
                                                     ==========    ==========

                                   LIABILITIES

Current liabilities:
     Accounts payable                                   $35,000        $2,571
     Deferred tax                                        29,077        29,077
     Promissory note                                    111,043       111,043
     Due to affiliate                                    11,200        20,000
                                                     ----------    ----------
    Total current liabilities                          $186,320      $162,691
                                                     ----------    ----------

    Promissory note                                      34,697             -

    Total liabilities                                  $221,017      $162,691
                                                     ==========    ==========
Stockholders'  equity:
    Common stock, class A, $0.004 par value
       250,000,000 authorized;
       332,105 and 342,120 shares
       issued and outstanding, respectively             $ 1,328       $ 1,368
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Additional paid in capital                        1,096,448     1,526,209
    Accumulated earnings (deficit)                     (165,602)       19,021
                                                     ----------    ----------
                                                        932,174     1,546,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,153,191    $1,803,445
                                                     ==========    ==========


Note: Common shares, class A, have been adjusted to reflect a 1-for-200 reverse stock split effected on June 9, 2005.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                    3-months         3-months         6-months         6-months
                                                      Ended            Ended            Ended           Ended
                                                  June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                  -------------    -------------    -------------    -------------

Revenue                                                $285,576          $5,000         $633,192         $13,000

Cost of goods sold                                      133,735               -          295,440               -
                                                        --------        --------         --------        --------
Gross profit                                             151,841           5,000          337,752          13,000

General and administrative expense                       270,777          37,957          490,213          52,287
                                                        --------        --------         --------        --------
Gain (loss) on operations                               (118,936)        (32,957)        (152,461)        (39,287)
                                                        ========        ========         ========        ========

Other income (expense)                                        -          (1,000)               -          (2,600)

Gain (loss) on discontinued business                    (32,162)               -          (32,162)              -

Gain (loss) before income tax                          (151,098)         (33,957)        (184,623)        (41,487)

Income tax                                                    -               -                -               -

Net income (loss)                                      (151,098)        (33,957)        (184,623)        (41,487)
                                                        ========        ========         ========        ========

Net income (loss) per common share

    Basic                                                (0.45)          (0.09)           (0.54)          (0.03)
                                                        =========      =========        =========       =========

    Fully diluted                                        (0.09)          (0.03)           (0.11)          (0.02)
                                                        =========      =========        =========       =========
Weighted average number of shares
    Basic                                                336,811        368,741          339,466        1,337,500

    Fully diluted                                      1,666,794      1,228,750        1,669,449        2,122,438


Note: All share figures and amounts have been adjusted to reflect a 1-for-200 reverse stock split effected on June 9, 2005.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                    3-months         3-months         6-months         6-months
                                                      Ended            Ended            Ended           Ended
                                                  June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                  -------------    -------------    -------------    -------------


Cash flows from operating activities:
   Net (loss) earnings                             ($151,098)        ($33,957)       ($184,623)          ($41,887)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

       Depreciation                                   36,616                -           73,232                  -
       Decrease in inventory                           6,114                -            3,118                  -
      (Increase) in other                            (19,972)               -          (44,411)                 -
       Decrease in other                                   -            5,200                -             10,400
       Increase in accounts payable                   33,500                -           32,428                  -
       Decrease in prepaid                               743                -            1,486                  -
      (Decrease) in due to affiliate                       -                -           (8,792)                 -
       Increase in due to affiliate                   11,208                -                -                  -
                                                    --------         --------         --------           --------
   Net cash provided by (used) in operations        ($82,889)        $  5,200        ($127,562)          $ 10,400
                                                    --------         --------         --------           --------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements     (466)               -           (6,786)                 -
   Proceeds from promissory note receivable           15,000                -           45,000                  -
   Equity in (earnings) loss of investee                   -            1,000                -              2,600
   Investment in Players Grille acquisition                -          (73,680)               -            (73,680)
                                                    --------         --------         --------           --------
   Net cash provided by (used) in investing         $ 14,534         ($72,680)        $ 38,214           ($71,080)
                                                    --------         --------         --------           --------

Cash flows from financing activities:
   Stock cancellation due to reverse split            (1,475)               -           (1,475)                 -
   Repayment of promissory note payable              (29,730)               -          (34,687)            (5,000)
   Stock subscriptions received                            -                -                -             28,004
   Sales of common stock                                   -          350,000                -            350,000
                                                    --------         --------         --------           --------
   Net cash provided by (used) in financing         ($31,205)        $350,000         ($34,687)          $373,004
                                                    --------         --------         --------           --------

Net increase (decrease) in cash                     ($99,560)        $248,563        ($124,035)          $270,437

Cash at beginning of the period                      122,459           21,907          146,934                 33
                                                    --------         --------         --------           --------
Cash at end of the period                           $ 22,899         $270,470         $ 22,899           $270,470
                                                    ========         ========         ========           ========


Supplemental disclosure of a non-cash investing and financing activity

In conjunction with the disposition of Netex financial Services, Inc. d/b/a Countrywide Realty Services the Company reduced its goodwill and additional paid in capital by $432,000, respectively.

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   MARCH 29, 2001 (INCEPTION) TO JUNE 30,2005
                                  (UNAUDITED)

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                        COMMON STOCK        PREFERRED STOCK               DURING THE
                                          CLASS A               CLASS A        PAID-IN   DEVELOPMENT
                                     SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL      STAGE        TOTAL
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                        $      -   $     -   $       -   $     -   $     -   $        -    $      -

 Issuance of common stock
   to directors for services       1,500,000     1,500                                                    1,500

  Issuance of common stock
   to consultants for services     1,250,000     1,250                                                    1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000       350                          23,090                   23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000     1,000                          59,000                   60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000     1,250                          61,250                   62,500

  Donated services by officers             -         -                           7,200                    7,200

  Net loss during period                   -         -           -         -         -      (17,103)    (17,103)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2001
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $150,540     $(17,103)  $ 138,787
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           4,800                    4,800

  Net loss during period                   -         -           -         -         -      (37,639)    (37,639)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2002
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $155,340     $(54,742)  $ 105,948
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     4,800            -       4,800

  Exchange of common stock for
  preferred stock                 (3,675,000)   (3,675)    735,000       735     2,940            -           -

  Common split                    82,075,000         -           -         -         -            -           -

  Common stock cancelled          (1,120,000)      (22)          -         -        22            -           -

  Net loss during year                     -         -           -         -         -      (42,626)    (42,626)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2003
(AUDITED)                         82,630,000   $ 1,653     735,000    $  735  $163,102     ($97,368)   $ 68,122
                                   ==========  ========  ==========  ========  =======  ============  ==========
  Common stock cancelled         (15,490,799)     (313)          -         -       313            -           -

  Preferred stock cancelled                -         -    (735,000)     (735)      735            -           -

  Donated services                         -         -           -         -         -       12,800      12,800

  Debt forgiveness                         -         -           -         -         -       17,287      17,287

  Issuance of common stock for cash  687,500        12           -         -   449,988            -     450,000

  Issuance of common stock for
    acquisition of Players Grille    197,368         8           -         -   449,992            -     450,000

  Issuance of common stock for
    acquisition of Netex d/b/a
    Countrywide Realty               400,000         8           -         -   431,992            -     432,000



  Net income during year                   -         -           -         -         -      116,389     116,389
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2004
                                  68,424,069   $ 1,368           -    $   - $1,526,208       $19,021 $1,546,597
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Disposition of Netex              (500,000)      (10)          -         -  (432,990)           -    (432,000)

  Cancellation of resigning
    officers shares               (1,500,049)      (30)          -         -        30            -           -

  1-for-200 reverse stock split  (66,091,900)        -           -         -         -            -           -

  Donated services by officers             -         -           -         -     2,200            -           -

  Net loss during period                   -         -           -         -         -     (184,623)   (184,623)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT JUNE 30, 2005
(UNAUDITED)                          332,105   $ 1,328           -    $    -$1,096,448    ($165,602)  $ 929,974
                                   ==========  ========  ==========  ========  =======  ============  ==========


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months and six-months ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2004 filed on Form 10-KSB on April 7, 2005.

Consolidation
-------------

The consolidated financial statements include the accounts and balances of Premier, and its two wholly owned subsidiaries, Player's Grille ("Player's") and Netex d/b/a Countrywide Realty Services, Inc. ("Countrywide"), (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in the consolidating process.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an overall net loss from its inception on March 29, 2001 through June 30, 2005. The Company does not have an established source of revenue sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though private equity sales and outstanding stock purchase warrant exercises, providing consulting services, expanding upon its Players Grille concept, acquiring existing and profitable restaurant concepts, forming new joint venture projects, and continued contributions from the executive officers and members of the Board of Directors. All together these events should allow the Company to meet its forecasted working capital and capital expenditures for the next 12 months of operations. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Depreciation of equipment and leasehold improvements is calculated using the straight-line method based on the respective assets estimated useful lives as follows:

Furniture  &  equipment                         7   years
Leasehold  improvements                         5   years

Depreciation  expense  for  the  year  ended  December  31,  2004  was  $61,951.
Depreciation  expense  for  the  six-months  ended  June  30,  2005 was $73,232.

Goodwill
--------

The Company records its investment in goodwill in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets". Under this principle goodwill is not amortized, it is however tested for impairment at least on an annual basis. As of June 30, 2005, the goodwill recorded was found not to be impaired.

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

Since its inception, Premier has an accumulated loss of $165,602 for income tax purposes, which can be used to offset future taxable income through 2024. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $     24,840
          Valuation allowance                             (24,840)
          Net tax benefit                            $          0

As of June 30, 2005, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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


NOTE B - ACQUISITIONS AND DISPOSITIONS

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

The Countrywide acquisition was rescinded on April 1, 2005. Premier received 500,000 shares from the original owner of Countrywide during the rescinding which were cancelled and returned to the Premier's treasury. Additionally, during the fiscal quarter ended June 30, 2005 Premier incurred a one-time write-down of $35,008 for the discontinuing of Countrywide operations.

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

NOTE C - STOCK REGISTRATION

Premier has filed a registration statement with the Securities and Exchange Commission which was declared effective August 4, 2005 to register 1,329,983 shares of its common stock, class A, $0.004 par value underlying issued and outstanding stock purchase warrants on behalf of the warrantholders. Premier issued 1,329,983 warrants in a warrant dividend to stockholders of record on June 8, 2005 and was payable on June 13, 2005 at a ratio of one warrant for every 50 shares of common stock held. Each warrant entitles its holder to purchase one share of common stock at a purchase price of $3.50 per share. Unless otherwise extended by Premier, the warrants expire on December 31, 2007.

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

On September 30, 2004, Premier issued 137,500 shares of its $.00002 par value common stock for cash in the amount of $100,000

On April 1, 2005, Premier cancelled 500,000 shares of its common stock, class A, $0.00002 par value during the rescinding of its Netex d/b/a/ Countrywide Realty Services, Inc. acquisition.

On May 27, 2005, Premier cancelled 1,500,049 shares of its common stock, class A, $0.00002 par value that had been returned to the Company by Eric R. Boyer, Premier's former President and Chief Executive Officer, as part of his resignation from the Company.

On June 9, 2005, Premier effected a one-for-200 reverse stock split. No fractional shares were issued in this reverse stock split. Upon completion of the reverse stock split, Premier has 332,105 shares of common stock, class A, $0.004 par value issued and outstanding.

On June 13, 2005, Premier issued 1,329,983 warrants in a warrant dividend to stockholders of record on June 8, 2005. The dividend was payable at a ratio of one warrant for every 50 shares of common stock held. Each warrant entitles its holder to purchase one share of common stock at a purchase price of $3.50 per share. Unless otherwise extended by Premier, the warrants expire on December 31, 2007.

NOTE E - RELATED PARTY TRANSACTIONS

Andrew Jones, our Treasurer and Secretary, currently provides us with approximately 150 square feet of office space free of charge in an office building he leases in Dallas, Texas. Mr. Jones has no plans to begin charging us rent during the current fiscal year for the usage of this space.

NOTE F - DONATED SERVICES

For the three-months and six-months ended June 30, 2005, Eric R. Boyer, Premier's President and Chief Executive Officer, performed services on behalf of Premier with a fair market value of $400 and $1,000, respectively, and Andrew Jones, Premier's Secretary and Treasurer, performed services on behalf of Premier with a fair value of $600 and $1,200, respectively. Mr. Boyer resigned from all of his positions at Premier on May 27, 2005 and Mr. Jones resigned from all of his positions at Premier on August 5, 2005. Premier's new President and Chief Executive Officer, J. Scott Sitra, and Treasurer and Secretary, Michael

Hume, will continue donating services to Premier at the same rate of value through the remainder of the fiscal year ending December 31, 2005.

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

Results of Operations

     For the ease of reference, we refer to the three-months ended June 30, 2005 as the quarter ended June 30, 2005 and the period of three-months ended June 30, 2004 as the quarter ended June, 2004. We reference the current fiscal year which ends on December 31, 2005 as fiscal 2005.

Revenues

     For the quarter ended June 30, 2005, revenues increased $280,576, or 5,611.5%, to $285,576 compared to $5,000 for the quarter ended June 30, 2004. These revenues were generated primarily from the operation of our wholly owned subsidiary, Players Grille, Inc.

     For the six-months ended June 30, 2005 our revenues were $633,192 compared to $13,000 for the same period a year ago, which was an increase of $620,192, or 4,770.7%. These revenues were generated from the operation of our wholly owned subsidiary, Players Grille, Inc., and our former wholly owned subsidiary, Countrywide Realty Services, Inc.

     We anticipate our quarterly revenues will continue increasing throughout fiscal 2005 and beyond. These projected increases are anticipated from the continued operations and planned expansions at our wholly owned Players Grille, Inc. subsidiary.

Gross Profit

     For the quarter ended June 30, 2005 our gross profit totaled $151,841 compared to $5,000 for the quarter ended June 30, 2004. This $146,841, or 2,936.8%, increase in gross profit was attributable to higher sales at our wholly owned Players Grille, Inc. subsidiary.

     For the six-months ended June 30, 2005 we experienced gross profits of $337,752, which was an increase of $324,752, or 2,498.1%, compared to $13,000 for the same period a year ago. These increases in gross profits were generated from the operation of our wholly owned subsidiary, Players Grille, Inc., and our former wholly owned subsidiary, Countrywide Realty Services, Inc.

     Cost of goods sold during the quarter ended June 30, 2005 were $133,735 compared to $-0- for the quarter ended June 30, 2004. Cost of goods sold during the six-months ended June 30, 2005 were $295,440 compared to $-0- for the same period a year ago. The sharp increase in cost of goods sold for both the quarter and six-months ended June 30, 2005 was the result of our operations at our wholly owned subsidiary Players Grille, Inc. compared to no similar ongoing operations during the quarter ended June 30, 2004.

Expenses

     Operating Expenses. Our operating expenses consist primarily of depreciation, personnel expenses, depreciation expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $270,777 for the quarter ended June 30, 2005, which was an increase of $232,820, or 6,133.8%, compared to $37,957 for the quarter ended June 30, 2004. For the six-months ended June 30, 2005 we incurred operating expenses of $490,213 compared to $52,287 for the same period a year ago, which was an increase of $437,926, or 837.5%.

     Our operating expenses for both the quarter ended June 30, 2005 and the six-months ended June 30, 2005 included a one-time expense of $35,000 for the settlement of litigation and depreciation expenses of $36,616 and $73,232, respectively. The remainder of the increase in operating expenses was attributable primarily to operating our Players Grille, Inc. and Countrywide Realty Services, Inc. subsidiaries during the six-months ended June 30, 2005 and the three-months ended March 31, 2005, respectively.

Operating Loss

     Our operating loss for the quarter ended June 30, 2005 was ($118,936) compared to an operating loss of ($32,957) for the quarter ended June 30, 2004. The $85,979, or 260.9%, increase in operating loss is primarily attributable to $36,616 in depreciation expenses that did not exist a year ago plus a one-time expense of $35,000 for the settlement of litigation.

     For the six-months ended June 30, 2005 our operating loss was ($152,461) compared to an operating loss of ($39,287) for the same period a year ago. The $113,174, or 288.1%, increase in operating loss is largely due to $73,232 in depreciation expenses that did not exist a year ago plus a one-time expense of $35,000 for the settlement of litigation.


Other Income (Expenses)

     We recorded expenses of $-0- and ($1,000) for the quarters ended June 30, 2005 and June 30, 2004, respectively, and expenses of $-0- and ($2,600) for the six-months ended June 30, 2005 and June 30, 2004, respectively. These expenses were to write-down the decline in value associated with our ownership in the Coconut Grove Group, Ltd. joint venture project. We sold our interest in Coconut Grove during the fiscal year ended December 31, 2004 and accounted for our ownership using the equity method of accounting. Our write-downs reflected our 20% ownership in the joint venture project.


Loss on Discontinued Business

     We recorded a one-time loss for both the quarter and six-months ended June 30, 2005 of ($32,162). This one-time loss was to account for the rescinding of the Netex, Inc. d/b/a/ Countrywide Realty Services, Inc. acquisition and related expenses associated with acquisition and disposition of the business. The effective date of the rescinding was April 1, 2005.

Net Loss

     Our net loss for the quarter ended June 30, 2005 was ($151,098), or ($0.45) per basic and ($0.09) per fully diluted average weighted shares, compared to a net loss of ($33,957), or ($0.09) per basic and ($0.03) per fully diluted average weighted shares, for the quarter ended June 30, 2004. This $117,141, or 345.0%, increase is primarily attributable to $36,616 in depreciation expenses that did not exist a year ago plus a one-time expense of $35,000 related to the settlement of litigation and a one-time expense of $32,162 for expenses related to the rescinding of the Netex, Inc. d/b/a/ Countrywide Realty Services, Inc. acquisition on April 1, 2005.

     Our net loss for the six-months ended June 30, 2005 was ($184,623), or ($0.54) per basic and ($0.11) per fully diluted average weighted shares, compared to a net loss of ($41,487), or ($0.03) per basic and ($0.02) per fully diluted average weighted shares, for the same period a year ago. This $143,136, or 345.0%, increase is primarily attributable to $73,232 in depreciation expenses that did not exist a year ago plus a one-time expense of $35,000 related to the settlement of litigation and a one-time expense of $32,162 for expenses related to the rescinding of the Netex, Inc. d/b/a/ Countrywide Realty Services, Inc. acquisition on April 1, 2005.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through private offerings of our equity securities and the personal contributions of our executive officers.

     As of June 30, 2005, we had current assets aggregating $293,306, comprised of $22,899 in cash or cash equivalents, marketable securities valued at $5,000, a note receivable of $2,500, inventory of $17,161, prepaid expenses of $14,758, a promissory note payable to us of $205,000, and miscellaneous others consisting of $25,988.

     As of June 30, 2005 we had other assets consisting of a $558,482 in equipment and leasehold improvements, less accumulated depreciation of ($135,183), and goodwill of $436,586.

     As of June 30, 2005, we had current liabilities aggregating $186,320, comprised of accounts payable of $35,000, deferred tax liabilities of $29,077, and a promissory note payable by us of $111,043. We also had a long-term promissory note payable by us valued at $34,697. We do not anticipate taking on any material financial obligations or commitments that are not commensurate with increases in revenues and subsequent gross profits.

Litigation

     For both the quarter ended and six-months ended June 30, 2005, litigation has been one of the biggest expenses for Premier in terms of both management's time and Company resources. Many of the suits Premier has been litigating are starting to come to conclusion in terms of settlements and/or court rulings. One suit was settled on June 16, 2005 and resulted in Premier incurring a one-time expense of $35,000.

     Premier cannot predict the outcome of the other suits, nor cannot it predict the ultimate cost either in management's time and/or Company resources to see these suits to completion. It is possible that these suits could continue to be a significant expense to both management's time and Company resources and could, potentially, force Premier into involuntary bankruptcy proceedings.

     It is because of this litigation that Premier has delayed opening additional Players Grille units. Premier hopes to successfully conclude most, if not all, of these suits during the remainder of fiscal 2005 so that it may refocus management's time and Company resources on the growth and expansion of its core business.

Factors That May Affect Future Results

     We believe that our current available cash, the receipt of payment on notes due to Premier, operating profits generated from our wholly owned Players Grille, plus the exercise of some of our outstanding stock purchase warrants should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least the next twelve months.

     However, if we experience significant declines in revenues from our wholly owned Players Grille or we continue to incur significant litigation expenses in terms of both management's time and Company resources it may prevent us from further executing our business plan and cause us to seek additional sources of funding, including the sale of additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general and broad-based unease in the equities market and the limited availability of venture capital financing sources. We cannot assure the reader that financing will be available and, if available to us, in amounts necessary or on terms acceptable to us in the future. In such an event we could be forced into involuntary bankruptcy proceedings.

Our Business

Overview

     We are a holding company involved in the development and operation of theme-based restaurant and bar properties. We were incorporated in the state of Nevada on March 29, 2001 and commenced full-scale operations on August 1, 2004.


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

     The Countrywide Realty Services acquisition was rescinded on April 1, 2005. The 500,000 share purchase price was returned to Premier. These shares were immediately cancelled and returned to Premier's Treasury. Additionally, Premier incurred a one-time expense of $32,162 in the fiscal quarter ended June 30, 2005 for expenses associated with the rescinding of the Countrywide Realty Services acquisition.

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

Employees

     As of June 30, 2005, we had approximately 63 employees.

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

     Our affiliate, Stag Financial Group, Inc., provides us with approximately 150 square feet of office space free of charge in an office building they lease in Tampa, Florida. This space is considered our corporate headquarters and is where all administrative oversight occurs. Stag Financial Group has no plans to begin charging us rent through the end of fiscal 2005.

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

     On August 25, 2004, we filed a civil suit in Dallas County, Texas naming Restaurant Training, Inc. and Lula Francis Platt as defendants.
The defendants were served with process on September 7, 2004. The suit alleges that defendants failed to perform under a contract for services, conversion and suit for declaratory judgment. The suit seeks the recovery of $2,500.00, 10,000 shares of common stock and judgment declaring that Lula Francis Platt is not a rightful shareholder of Premier Development and Investment, Inc. We settled this lawsuit on June 16, 2005.

     On October 28, 2004, a civil suit was filed against us in Hillsborough County, Florida. The suit alleges conversion and civil theft. The Plaintiffs seek as damages 490,000 shares of common stock. We settled this lawsuit on June 16, 2005.

     On March 22, 2005, a civil suit was filed against us in New York County alleging unlawful faxing. The plaintiff seeks as damages $30,000.00. The lawsuit is frivolous and we are aggressively defending ourselves in court.

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

None

Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on April 21, 2005. Of the 68,424,069 eligible votes, 63,673,860 were cast in person and by proxy. The shareholders approved the following items.

     1.   For the election of the following persons as Directors:
           - Eric R. Boyer, number of votes cast for: 63,673,860; votes cast against: none.

           - Andrew L. Jones, number of votes cast for: 63,673,860; votes cast against: none.

2. To ratify Baumann, Raymando & Co., PA as the Company's independent auditor for the fiscal year ending December 31, 2005, number of votes cast for: 63,673,860; votes cast against: none.


     On May 17, 2005 a special meeting of the stockholders was held at Premier's corporate headquarters in Dallas, Texas. Of the authorized 67,924,069 votes, 53,542,025 were cast in person and by proxy. The purpose of the special meeting was to vote on a proposed 1-for-200 reverse stock split of Premier's common stock, class A, $0.00002 par value. Voting shareholders voted 53,542,025 votes in favor of the reverse stock split; no votes were cast against the proposal. This was the only matter of business during the special meeting of stockholders.

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


(B)      Reports on Form 8-K
         -------------------

Form 8-K filed on April 8, 2005 containing the announcement of the release of the annual report containing the results of fiscal 2004.

Form 8-K filed on April 15, 2005 containing a Rule 10b5-1 Planned Sales Agreement for Andrew L. Jones.

Form 8-K filed on April 25, 2005 containing the results of the Annual Meeting held on April 21, 2005.

Form 8-K filed on April 28, 2005 containing the announcement of the release of March Same Store Comparable Sales.

Form 8-K filed on May 16, 2005 containing the announcement of the release of the first quarter fiscal 2005 results.

Form 8-K filed on May 17, 2005 containing the announcement of the release of the rescinding of the Countrywide Realty Services, Inc. acquisition.

Form 8-K filed on May 18, 2005 containing the announcement of a 1-for-200 reverse stock split.

Form 8-K filed on May 31, 2005 containing the announcement of Eric R. Boyer's resignation from the Company.

Form 8-K filed on June 1, 2005 containing the announcement of a dividend of stock purchase warrants at a ratio of 1 warrant for every 50 shares of common stock held.

Form 8-K filed on June 6, 2005 containing the announcement of the release of April Same Store Comparable Sales.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: August 8, 2005                    By: /s/ J. Scott Sitra
                                       --------------------------------------
         J. Scott Sitra
    President, Chief Executive Officer and
    Chairman


                PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, J. Scott Sitra, certify that:

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


Date: August 8, 2005          /s/ J. Scott Sitra
                              -------------------------------------------
                              Eric R. Boyer
                              President, Chief Executive Officer and
                              Chairman
                              Premier Development & Investment, Inc.




             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Michael Hume, certify that:

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


Date: August 8, 2005          /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.