Form 10QSB
period 2005-09-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2005-11-14
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

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


           Class                              Outstanding at November 11, 2005
                                           -------------------------------------

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


                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item 1.           Financial Statements........................................3

                  Balance Sheet
                    for the period ended September 30, 2005 (unaudited)
                    and the period ended December 31, 2004 (audited)..........3

                  Statement of Operations (unaudited)
                    for the three months ended September 30, 2005
                    and the three months ended September 30, 2004
                    and the nine months ended September 30, 2005
                    and the nine months ended September 30, 2004..............4

                  Statement of Cash Flow (unaudited)
                    for the three months ended September 30, 2005
                   and the three months ended September 30, 2004
                   and the nine months ended September 30, 2005
                    and the nine months ended September 30, 2004..............5

                  Notes to Financial Statements (unaudited)...................8

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation........................................14

Item 3.           Controls and Procedures....................................23

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings..........................................24

Item 2.           Changes in Securities and Use of Proceeds..................24

Item 3.           Defaults Upon Senior Securities............................24

Item 4.           Submission of Matters to a Vote of Security Holders........24

Item 5.           Other Information..........................................25

Item 6.           Exhibits and Reports on Form 8-K...........................25

                  Signatures.................................................26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                                   September 30,  December 31,
                                                       2005           2004
                                                    (unaudited)    (audited)
                                                    -----------   ------------
                                     ASSETS

Current  assets:
     Cash and cash equivalents                          $33,591      $146,934
     Marketable securities                                5,000         5,000
     Due from affiliate                                   2,500         2,508
     Inventory                                           20,333        20,279
     Prepaid expenses                                    14,015        16,244
     Promissory note                                    159,834       250,000
     Other                                               14,750             -
                                                     ----------    ----------
     Total current assets                              $250,023      $440,965
                                                     ----------    ----------
Other assets:
     Equipment and leasehold improvements              $559,354      $551,696
       Less accumulated depreciation                   (171,799)      (61,951)
                                                     ----------    ----------
                                                        387,555       489,745

     Goodwill                                           436,586       868,586
     Other                                                    -         4,149
                                                     ----------    ----------
     Total assets                                    $1,074,164    $1,803,445
                                                     ==========    ==========

                                   LIABILITIES

Current liabilities:
     Accounts payable                                   $20,000        $2,571
     Deferred tax                                        29,077        29,077
     Promissory note                                    111,043       111,043
     Due to affiliate                                         -        20,000
                                                     ----------    ----------
    Total current liabilities                          $160,120      $162,691
                                                     ----------    ----------

    Promissory note                                       4,968             -

    Total liabilities                                  $165,088      $162,691
                                                     ==========    ==========
Stockholders' equity:
    Common stock, class A, $0.004 par value
       250,000,000 authorized;
       3,097,105 and 342,120 shares
       issued and outstanding, respectively             $12,388       $ 1,368
    Common stock, class B, $0.001 par value
       10,000,000 authorized;
       -0- and -0- shares
       issued and outstanding, respectively                   -             -
    Preferred stock, $0.001 par value
       20,000,000 authorized;
       30,000 and -0- shares
       issued and outstanding, respectively                  30             -
    Additional paid in capital                        2,468,888     1,526,209
    Accumulated earnings (deficit)                   (1,572,230)       19,021
                                                     ----------    ----------
                                                        909,076     1,546,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,074,164    $1,803,445
                                                     ==========    ==========


Note: Common shares, class A, have been adjusted to reflect a 1-for-200 reverse stock split effected on June 9, 2005.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                    3-months         3-months         9-months         9-months
                                                      Ended            Ended            Ended           Ended
                                                     9/30/05          9/30/04          9/30/05         9/30/04
                                                  -------------    -------------    -------------    -------------

Revenue                                               $323,641        $184,097         $963,160        $197,097

Cost of goods sold                                     134,271          80,403          430,538          80,403
                                                    -----------     -----------      -----------     -----------
Gross profit                                           189,370         103,694          532,622         116,694

General and administrative expense                   1,595,998         150,425        2,091,711         203,713
                                                    -----------     -----------      -----------     -----------
Gain (loss) on operations                           (1,406,628)        (46,731)      (1,559,089)        (86,019)
                                                    ===========     ===========      ===========     ===========

Other income (expense)                                       -          (1,000)               -          (3,600)

Gain (loss) on discontinued business                         -               -          (32,162)              -

Gain (loss) before income tax                       (1,406,628)        (47,731)      (1,591,251)        (89,619)

Income tax                                                   -               -                -               -

Net income (loss)                                   (1,406,628)        (47,731)      (1,591,251)        (89,619)
                                                    ===========     ===========      ===========     ===========

Net income (loss) per common share

    Basic                                                (1.56)          (0.13)           (0.79)          (0.22)
                                                    ===========     ===========      ===========     ===========

    Fully diluted                                        (0.63)          (0.11)           (0.48)          (0.19)
                                                    ===========     ===========      ===========     ===========
Weighted average number of shares
    Basic                                                904,162        379,601        2,015,164         413,150

    Fully diluted                                      2,234,145        439,601        3,345,147         473,150


Note: All share figures and amounts have been adjusted to reflect a 1-for-200 reverse stock split effected on June 9, 2005.

                      PREMIER DEVELOPMENT & INVESTMENT, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                    3-months         3-months         9-months         9-months
                                                      Ended            Ended            Ended           Ended
                                                     9/30/05          9/30/04          9/30/05         9/30/04
                                                  -------------    -------------    -------------    -------------


Cash flows from operating activities:
   Net (loss) earnings                            ($1,406,628)        ($47,732)     ($1,591,251)         ($89,619)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

       Equity in (earnings) loss in investee               -           (1,000)               -             (3,600)
       Depreciation                                   36,616           30,631          109,848             30,361
       Donated services of officers                    1,000            1,200            3,200              3,600
       Common stock issued for services            1,382,500                -        1,382,500                  -
       Donated services of affiliates                      -                -                -              8,000
      (Increase) in inventory                         (3,172)               -              (54)                 -
       Decrease in prepaid expenses                      743                -            2,229                  -
      (Increase) in other                                  -              (66)          (9,097)                 -
       Decrease in other                              11,268                -                -                  -
       Increase in accounts payable                        -                -           17,429                  -
      (Decrease) in accounts payable                 (15,000)               -                -                  -
      (Decrease) in due to affiliate                 (11,200)               -          (19,992)                 -
       Increase in due to affiliate                        -                -                -                  -
                                                   -----------     -----------      -----------        -----------
   Net cash provided by (used) in operations         ($3,873)        ($16,967)       ($105,188)          ($50,988)
                                                   -----------     -----------      -----------        -----------

Cash flows from investing activities:
   Acquisition of subsidiary                               -         (251,320)               -           (325,000)
   Purchase of equipment and leasehold improvements     (872)               -           (7,658)                 -
   Proceeds from promissory note receivable           45,166                -           90,166                  -
                                                   -----------     -----------      -----------        -----------
   Net cash provided by (used) in investing          $44,294        ($251,320)         $82,508          ($325,000)
                                                   -----------     -----------      -----------        -----------

Cash flows from financing activities:
   Stock cancellation due to reverse split                 -                -           (1,475)                 -
   Loan from shareholder                                   -           15,000                -             (7,145)
   Retirement of debt                                (29,729)               -          (89,188)            (5,000)
   Stock subscriptions received                            -                -                -             55,283
   Sales of common stock                                   -          100,000                -            450,000
                                                   -----------     -----------      -----------        -----------
   Net cash provided by (used) in financing         ($29,729)        $115,000         ($90,663)          $493,138
                                                   -----------     -----------      -----------        -----------

Net increase (decrease) in cash                      $10,692        ($153,287)       ($113,343)          $117,150

Cash at beginning of the period                       22,899          270,470          146,934                 33
                                                   -----------     -----------      -----------        -----------
Cash at end of the period                            $33,591         $117,183          $33,591           $117,183
                                                   ===========     ===========      ===========        ===========


Supplemental disclosure of a non-cash investing and financing activity

In conjunction with the disposition of Netex financial Services, Inc. d/b/a Countrywide Realty Services the Company reduced its goodwill and additional paid in capital by $432,000, respectively.

                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 MARCH 29, 2001 (INCEPTION) TO SEPTEMBER 30,2005
                                  (UNAUDITED)

                                        COMMON STOCK        PREFERRED STOCK
                                          CLASS A               CLASS A        PAID-IN   ACCUMULATED
                                     SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL     DEFICIT        TOTAL
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE, MARCH 29, 2001
 (INCEPTION)                        $      -   $     -   $       -   $     -   $     -   $        -    $      -

 Issuance of common stock
   to directors for services       1,500,000     1,500                                                    1,500

  Issuance of common stock
   to consultants for services     1,250,000     1,250                                                    1,250

  Issuance of common stock
    in connection with acquisition
    of marketable securities         350,000       350                          23,090                   23,440

  Issuance of common stock
    in connection with the
    joint venture                  1,000,000     1,000                          59,000                   60,000

  Issuance of common stock
    in connection with exercise
    of stock options               1,250,000     1,250                          61,250                   62,500

  Donated services by officers             -         -                           7,200                    7,200

  Net loss during period                   -         -           -         -         -      (17,103)    (17,103)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2001
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $150,540     $(17,103)  $ 138,787
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -                           4,800                    4,800

  Net loss during period                   -         -           -         -         -      (37,639)    (37,639)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2002
(AUDITED)                          5,350,000   $ 5,350           -    $    -  $155,340     $(54,742)  $ 105,948
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Donated services by officers             -         -           -         -     4,800            -       4,800

  Exchange of common stock for
  preferred stock                 (3,675,000)   (3,675)    735,000       735     2,940            -           -

  Common split                    82,075,000         -           -         -         -            -           -

  Common stock cancelled          (1,120,000)      (22)          -         -        22            -           -

  Net loss during year                     -         -           -         -         -      (42,626)    (42,626)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2003
(AUDITED)                         82,630,000   $ 1,653     735,000    $  735  $163,102     ($97,368)   $ 68,122
                                   ==========  ========  ==========  ========  =======  ============  ==========
  Common stock cancelled         (15,490,799)     (313)          -         -       313            -           -

  Preferred stock cancelled                -         -    (735,000)     (735)      735            -           -

  Donated services                         -         -           -         -         -       12,800      12,800

  Debt forgiveness                         -         -           -         -         -       17,287      17,287

  Issuance of common stock for cash  687,500        12           -         -   449,988            -     450,000

  Issuance of common stock for
    acquisition of Players Grille    197,368         8           -         -   449,992            -     450,000

  Issuance of common stock for
    acquisition of Netex d/b/a
    Countrywide Realty               400,000         8           -         -   431,992            -     432,000



 Net income during year                   -         -           -         -         -      116,389     116,389
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT DECEMBER 31, 2004
                                  68,424,069   $ 1,368           -    $   - $1,526,208       $19,021 $1,546,597
                                   ==========  ========  ==========  ========  =======  ============  ==========

  Disposition of Netex              (500,000)      (10)          -        -   (432,990)           -    (432,000)
  Cancellation of resigning
    officers shares               (1,500,049)      (30)          -        -         30            -           -

  1-for-200 reverse stock split  (66,091,900)        -           -        -          -            -           -

  Donated services by officers             -         -           -        -      3,200            -       3,200

  Issuance of common stock
   for services                    2,765,000    11,060           -        -  1,371,440            -   1,382,500

  Issuance of preferred stock
   for services                            -         -      30,000       30          -            -          30

  Net loss during period                   -         -           -        -          -   (1,591,251) (1,591,251)
                                   ----------  --------  ----------  --------  -------  ------------  ----------
BALANCE AT JUNE 30, 2005
(UNAUDITED)                        3,097,105   $12,388      30,000      $30 $2,468,888  ($1,572,230)  $ 909,076
                                   ==========  ========  ==========  ========  =======  ============  ==========


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Operations
--------------------

Premier Development & Investment, Inc., ("Premier") a Nevada corporation organized on March 29, 2001, is a developer and operator of theme-based restaurant and bar concepts. These concepts are developed internally and through partnerships with other restaurant developers with the intent of building them into full-fledged chains and franchise opportunities. Premier owns and operates the Player's Grille Restaurant and Bar(TM), a casual dining sports themed concept based in Florida.

Interim  Unaudited  Financial  Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months and nine-months ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2004 filed on Form 10-KSB on April 7, 2005.

Consolidation
-------------

The consolidated financial statements include the accounts and balances of Premier and its wholly owned subsidiary, Player's Grille ("Player's"). The nine-month results also include the results of Netex d/b/a Countrywide Realty Services, Inc. ("Countrywide"), a former wholly owned subsidiary, prior to its disposition on April 1, 2005. All significant intercompany accounts and transactions have been eliminated in the consolidating process.

Going Concern
-------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an overall net loss from its inception on March 29, 2001 through September 30, 2005. The Company does not have an established source of revenue sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has formulated a plan to raise additional funding though debt financing, private equity sales and outstanding stock purchase warrant exercises, providing consulting services, expanding upon its Players Grille concept, acquiring existing and profitable restaurant concepts, forming new joint venture projects, and continued contributions from the executive officers and members of the Board of Directors. All together these events should allow the Company to meet its forecasted working capital and capital expenditures for the next 12 months of operations. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Depreciation of equipment and leasehold improvements is calculated using the straight-line method based on the respective assets estimated useful lives as follows:

Furniture  &  equipment                         7   years
Leasehold  improvements                         5   years

Depreciation expense for the year ended December 31, 2004 was $61,951. Depreciation expense for the nine-months ended September 30, 2005 was $109,848.

Goodwill
--------

The Company records its investment in goodwill in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets". Under this principle goodwill is not amortized, it is however tested for impairment at least on an annual basis. As of September 30, 2005, the goodwill recorded was found not to be impaired.

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

Since its inception, Premier has an accumulated loss of $1,572,230 for income tax purposes, which can be used to offset future taxable income through 2024. The potential tax benefit of this loss is estimated as follows:

          Future tax benefit                         $    235,835
          Valuation allowance                            (235,835)
          Net tax benefit                            $          0

As of September 30, 2005, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Premier adopted this pronouncement during the period and as such reported the basic earnings per share, based on the weighted average number of shares outstanding, and the fully diluted earnings per share as though all shares of Class A common stock issuable by Premier were outstanding, which includes 1,329,983 warrants to purchase shares of Class A common stock at a fixed price of $3.50 per share. These warrants expire on December 31, 2007.

Advertising Costs
-----------------

Premier expenses the production costs of advertising the first time the advertising takes place.

Fiscal Year
-----------

The Company elected December 31 as its fiscal year end.

NOTE B - ACQUISITIONS AND DISPOSITIONS

On July 29, 2004 Premier acquired Netex d/b/a Countrywide Realty Services, Inc. (Countrywide). Countrywide is engaged in the mortgage broker business. The results of operations of Countrywide are included in the accompanying financial statements since the date of acquisition. Premier issued 400,000 of its $.00002 par value common stock valued at $432,000 in connection with this acquisition. The total cost of the acquisition exceeded the fair value of the net assets of Countrywide by $432,000. This excess was recorded as goodwill.

The Countrywide acquisition was rescinded on April 1, 2005. Premier received 500,000 shares from the original owner of Countrywide during the rescinding which were cancelled and returned to the Premier's treasury. Additionally, during the three-months ended June 30, 2005 Premier incurred a one-time write-down of $35,008 for the discontinuing of Countrywide operations.

On August 1, 2004 Premier acquired Players Grille, Inc. (Players). Players is engaged in the casual dining sports bar business. The results of operations of Players are included in the accompanying financial statements since the date of acquisition. Premier paid $325,000 in cash, issued a 5% promissory note in the amount of $225,000 and issued 394,736 of its $.00002 par value common stock valued at $450,000 in connection with this acquisition. The promissory note requires principal payments of $111,043 and $94,157 in 2005 and 2006, respectively. Of the common shares issued in this acquisition 197,368 shares are Rule 144 restricted common shares. The total cost of the acquisition exceeded the fair value of the net assets of Players by $436,586. This excess was recorded as goodwill.

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

On August 5, 2005, Premier issued 2,765,000 shares of its common stock, class A, $0.004 par value to its officers, directors and other key persons, in lieu of cash, for services. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

On September 6, 2005, Premier issued 30,000 shares of Series A Convertible Preferred Stock, $0.001 par value, to its officers, directors and other key persons, in lieu of cash, for services. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended, and cannot be transferred, sold or converted into common stock, class A, $0.004 par value for a minimum period of two years.

NOTE E - RELATED PARTY TRANSACTIONS

Stag Financial Group, Inc., our Securities and Exchange Commission filing agent, currently provides us with approximately 150 square feet of office space free of charge in an office building they lease in Tampa, Florida. Our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer of Stag Financial. Stag Financial has no plans to begin charging us rent during the current fiscal year for the usage of this space.

NOTE F - DONATED SERVICES

For the three-months and nine-months ended September 30, 2005 Premier's officers and directors aggregately donated services valued at $1,000 and $3,200, respectively.

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

Results of Operations

     For the ease of reference, we refer to the three-months ended September 30, 2005 as the quarter ended September 30, 2005 and the period of three-months ended September 30, 2004 as the quarter ended September 30, 2004. We reference the current fiscal year which ends on December 31, 2005 as fiscal 2005 and the next fiscal year which ends on December 31, 2006 as fiscal 2006.

Revenues

     For the quarter ended September 30, 2005, revenues increased $139,544, or 75.8%, to $323,641 compared to $184,097 for the quarter ended September 30, 2004. These revenues were generated through the operation of our wholly owned subsidiary, Players Grille, Inc.

     For the nine-months ended September 30, 2005 our revenues were $963,160 compared to $197,097 for the same period a year ago, which was an increase of $766,063, or 388.7%. These revenues were generated from the operation of our wholly owned subsidiary, Players Grille, Inc., and our former wholly owned subsidiary, Countrywide Realty Services, Inc.

     We anticipate our quarterly revenues will continue increasing through the remainder fiscal 2005 and beyond. These projected increases are anticipated from the continued operations and anticipated expansions at our wholly owned Players Grille, Inc. subsidiary.

Gross Profit

     For the quarter ended September 30, 2005 our gross profit totaled $189,370 compared to $103,694 for the quarter ended September 30, 2004. This $85,676, or 82.6%, increase in gross profit was attributable to higher sales at our wholly owned Players Grille, Inc. subsidiary.

     For the nine-months ended September 30, 2005 we experienced gross profits of $532,622, which was an increase of $415,928, or 356.4%, compared to $116,694 for the same period a year ago. These increases in gross profits were generated from the operation of our wholly owned subsidiary, Players Grille, Inc. and our former wholly owned subsidiary, Countrywide Realty Services, Inc.

     Cost of goods sold during the quarter ended September 30, 2005 were $134,271 compared to $80,403 for the quarter ended September 30, 2004. Cost of goods sold during the nine-months ended September 30, 2005 were $430,538 compared to $80,403 for the same period a year ago. The increases in cost of goods sold for both the quarter and nine-months ended September 30, 2005 was the result of our operations at our wholly owned subsidiary Players Grille, Inc. compared to limited ongoing operations during the quarter and nine-months ended September 30, 2004. Furthermore, we expect our cost of goods sold will continue to increase as our revenue continues to increase.

Expenses

     Operating Expenses. Our operating expenses consist primarily of depreciation expenses, personnel expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $1,595,998 for the quarter ended September 30, 2005, which was an increase of $1,445,573, or 961.0%, compared to $150,425 for the quarter ended September 30, 2004. For the nine-months ended September 30, 2005 we incurred operating expenses of $2,091,711 compared to $203,713 for the same period a year ago, which was an increase of $1,887,998, or 926.8%.

     Our operating expenses for both the quarter ended September 30, 2005 and the nine-months ended September 30, 2005 included a one-time expense of $1,382,530 for the issuance of shares of common and preferred stock to officers, directors and key persons and depreciation expenses of $36,616 and $109,848, respectively.

Operating Loss

     Our operating loss for the quarter ended September 30, 2005 was ($1,406,628) compared to an operating loss of ($46,731) for the quarter ended September 30, 2004. The $1,359,897, or 2,910.1%, increase in operating loss is primarily attributable to a one-time expense of $1,382,530 for the issuance of shares of common and preferred stock to officers, directors and key persons and $36,616 in depreciation expenses.

     For the nine-months ended September 30, 2005 our operating loss was ($1,559,089) compared to an operating loss of ($86,019) for the same period a year ago. The $1,473,070, or 1,712.5%, increase in operating loss is primarily attributable to a one-time expense of $1,382,530 for the issuance of shares of common and preferred stock to officers, directors and key persons and $109,848 in depreciation expenses.

Loss on Discontinued Business

     We recorded a one-time loss for the nine-months ended September 30, 2005 of ($32,162). This one-time loss was to account for the rescinding of the Netex, Inc. d/b/a/ Countrywide Realty Services, Inc. acquisition and related expenses associated with acquisition and disposition of the business. The effective date of the rescinding was April 1, 2005.

Net Loss

     Our net loss for the quarter ended September 30, 2005 was ($1,406,628), or ($1.56) per basic and ($0.63) per fully diluted average weighted shares, compared to a net loss of ($47,731), or ($0.13) per basic and ($0.11) per fully diluted average weighted shares, for the quarter ended September 30, 2004. The $1,359,897, or 2,910.1%, increase in net loss is primarily attributable to a one-time expense of $1,382,530 for the issuance of shares of common and preferred stock to officers, directors and key persons and $36,616 in depreciation expenses.

     Our net loss for the nine-months ended September 30, 2005 was ($1,591,251), or ($0.79) per basic and ($0.48) per fully diluted average weighted shares, compared to a net loss of ($89,619), or ($0.22) per basic and ($0.19) per fully diluted average weighted shares, for the same period a year ago. This $1,501,632, or 1,675.6%, increase is primarily attributable to (i) a one-time expense of $1,382,530 for the issuance of shares of common and preferred stock to officers, directors and key persons, (ii) a one-time expense of $32,162 for expenses related to the rescinding of the Netex, Inc. d/b/a/ Countrywide Realty Services, Inc. acquisition on April 1, 2005, and (iii) depreciation expenses of $109,848.

Cash Flow

     Our cash flow for the quarter ended September 30, 2005 was $10,692 compared to ($153,287) for the quarter ended September 30, 2004. The negative cash flow for the quarter ended September 30, 2004 was largely due to the acquisition of the Players Grille, Inc. wholly owned subsidiary. The positive cash flow for the quarter ended September 30, 2005 was primarily the result of strongly improved operating results from within the Players Grille, Inc. wholly owned subsidiary.

     Our cash flow for the nine-months ended September 30, 2005 was ($113,343) compared to $117,150 for the nine-months ended September 30, 2004. The positive cash flow for the nine-months ended September 30, 2004 was largely due to private investments into Premier totaling $505,283 compared to $-0- for the nine-months ended September 30, 2005.

     Premier anticipates its cash flow in future fiscal quarters will continue to show improvements as a result of anticipated expansion and improving operations within its wholly owned Players Grille, Inc. subsidiary.

Liquidity and Capital Resources

     Since our inception on March 29, 2001, we have financed our operating activities through debt, private offerings of our equity securities, and the personal contributions of our executive officers.

     As of September 30, 2005, we had current assets aggregating $250,023, comprised of $33,591 in cash or cash equivalents, marketable securities valued at $5,000, a note receivable of $2,500, inventory of $20,333, prepaid expenses of $14,015, a promissory note payable to us of $159,834, and miscellaneous others consisting of $14,750.

     As of September 30, 2005 we had other assets consisting of a $559,354 in equipment and leasehold improvements, less accumulated depreciation of ($171,799), and goodwill of $436,586.

     As of September 30, 2005, we had current liabilities aggregating $160,120, comprised of accounts payable of $20,000, deferred tax liabilities of $29,077, and a promissory note payable by us of $111,043. We also had a long-term promissory note payable by us valued at $4,968. We do not anticipate taking on any material financial obligations or commitments that are not commensurate with increases in revenues, subsequent gross profits, and increases in our asset base.

Litigation

     For much of fiscal 2005 litigation has been one of the biggest expenses for Premier in terms of both management's time and Company resources. Many of the suits Premier has been litigating are starting to come to conclusion in terms of settlements and/or court rulings. One suit was settled on June 16, 2005 and resulted in Premier incurring a one-time expense of $35,000.

     Premier cannot predict the outcome of the other suits, nor cannot it predict the ultimate cost either in management's time and/or Company resources to see these suits to completion. It is possible that these suits could continue to be a significant expense to both management's time and Company resources and could, potentially, force Premier into involuntary bankruptcy proceedings.

     It is because of this litigation that Premier has delayed opening additional Players Grille units. Premier hopes to successfully conclude most, if not all, of these suits during the remainder of fiscal 2005 so that it may refocus management's time and Company resources on the growth and expansion of its core business in fiscal 2006.

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

     Training. We believe that proper training is the key to exceptional guest services. Each new management hire will goes through a 12-week training program that includes cross-training in all management duties. All non-management new hires go through a two-week training program where they learn all of our drink and food offerings, operational procedures and our point-of-sale (POS) computer system

     Management Information Systems (MIS). Each restaurant and bar property is equipped with a variety of integrated management information systems. These systems include an easy-to-use point-of-sale (POS) computer system which facilitates the movement of guest food and beverage orders between the guest areas and bar operations, kitchen operations, controls cash, handles credit card authorizations, keeps track of sales on a per employee basis for incentive awards purposes, and provides on-site and executive level management with revenue and inventory data. Additionally, we are implementing a centralized accounting system that includes a food cost program and a labor scheduling and tracking program. Physical inventories of food and beverage items will be performed on a weekly basis. Furthermore, daily, weekly and monthly financial information is provided to executive level management for analysis and comparison to our budget and to comparable restaurants and bars. By closely monitoring restaurant and bar sales, cost of sales, labor and other cost trends we are better able to control our costs and inventory levels, and identify problems with individual operations, if any, early on.

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


Strategic Alliances and Relationships

     In February 2003 Premier entered into a strategic alliance with Stag Financial Group, Inc. Through this strategic alliance Premier and Stag Financial will work together to conceive and fund new restaurant and bar joint venture projects, assist growing Premier's revenue and income streams while enhancing the balance sheet, and create new financing opportunities to address Premier's growth and expansion needs. Premier's President and Chief Executive Officer, J. Scott Sitra, concurrently serves as the President and Chief Executive Officer of Stag Financial Group.

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

Employees

     As of September 30, 2005, we had approximately 63 employees.

     None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider relations with our employees to be very good.

Property and Equipment

     Through our wholly-owned subsidiary, Players Grille, Inc., a Nevada corporation, we presently lease approximately 6,250 square feet of restaurant/retail space in Orange Park, Florida. In this space we operate our Players Grille Restaurant and Bar, a casual dining, theme-based restaurant.

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

     On April 4, 2005, we filed civil suits in Dallas County, Texas naming Elizabeth Hansen d/b/a OTC Elite Group and Corporate Awareness
Professionals, Inc. as defendants. The suits allege that the defendants failed to render services as agreed upon in August 14, 2003 contracts thereby causing breaches of contract. The suits seek recovery of 235,000 shares of our common stock plus other damages and relief. These suits were settled on October 12, 2005 with no liabilities or further obligations to us.

     On November 10, 2005, we were informed by an attorney representing a former shareholder that he may file a civil suit naming Premier as a defendant. We have not received notice of a suit in this matter and therefore do not know whether this threat of litigation will materialize into a suit actually being filed against Premier. We believe this to be frivolous in nature and, if a suit is actually brought forth against Premier, we will aggressively defend ourselves in court.

     On November 11, 2005 our legal counsel at Drinker, Biddle and Reath, LLP sent a cease and desist demand letter to Victoria Wright of Miami, Florida relating to the recent Internet domain name hijackings of our domains www.premierdev.com and www.playersgrille.com. If our demands are not met we will initiate litigation in this matter to protect Premier's assets and brands. Should we litigate this matter we do not believe that it would have any material adverse impact upon our operations or financial condition.

     We are not currently party to any other legal proceedings, nor are we aware of any other pending or threatened actions against us.

Item 2.  Changes in Securities and Use of Proceeds

     On August 5, 2005, Premier issued 2,765,000 shares of its common stock, class A, $0.004 par value to its officers, directors and other key persons, in lieu of cash, for services. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended.

     On September 6, 2005, Premier issued 30,000 shares of Series A Convertible Preferred Stock, $0.001 par value, to its officers, directors and other key persons, in lieu of cash, for services. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933, as amended, and cannot be transferred, sold or converted into common stock, class A, $0.004 par value for a minimum period of two years.

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


(B)     Reports on Form 8-K
        -------------------

        Form 8-K filed on September 21, 2005 containing the announcement of the release of August 2005 Same Store Comparable Sales.

        Form 8-K filed on August 24, 2005 containing the announcement of the release of July 2005 Same Store Comparable Sales.

        Form 8-K filed on August 9, 2005 containing the announcement of the release of the second quarter fiscal 2005 results.

        Form 8-K filed on August 5, 2005 containing information about the issuance of unregistered securities

        Form 8-K filed on August 2, 2005 containing the announcement of the release of June 2005 Same Store Comparable Sales.

        Form 8-K filed on July 6, 2005 containing the announcement of the release of May 2005 Same Store Comparable Sales.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: November 14, 2005           By: /s/ J. Scott Sitra
                                       --------------------------------------
                                       J. Scott Sitra
                                       President, Chief Executive Officer and
                                       Chairman





                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, J. Scott Sitra, certify that:

1.     I have reviewed this Form 10-QSB of Premier Development & Investment,
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 14, 2005       /s/ J. Scott Sitra
                              -------------------------------------------
                              J. Scott Sitra
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.

             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Michael Hume, certify that:


1.     I have reviewed this Form 10-QSB of Premier Development & Investment,
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 14, 2005       /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.