Form 10KSB
period 2005-12-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2006-04-14
CIK 1140003

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-33005

                     Premier Development & Investment, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   NEVADA                              52-2312117
           ----------------------               ----------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
                incorporation)


             8910 N. Dale Mabry Hwy., Ste. 37, Tampa, Florida    33614
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

                     Common Stock, Class A, $0.004 par value
                     ---------------------------------------
                                (Title of Class)

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

The Registrant's revenues for its fiscal year ended December 31, 2005 were $1,250,797.

The aggregate market value of the voting stock on March 15, 2005 (consisting of Common Stock, Class A, $0.004 par value per share) held by non-affiliates was approximately $3,424,726.50 based upon the most recent sales price for such Common Stock on said date ($1.70). On such date, there were 3,400,955 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No


TABLE OF CONTENTS

RISK FACTORS3

PART I.......................................................................5
     Item 1.  Description of Business........................................5
     Item 2.  Description of Property.......................................11
     Item 3.  Legal Proceedings.............................................12
     Item 4.  Submission of Items to a Vote of Security Holders.............13

PART II.....................................................................13
     Item 5.  Market for Common Equity and Related Stockholder Matters......13
     Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
     Item 7.  Financial Statements..........................................19
     Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................19
     Item 8A. Controls and Procedures.......................................19
     Item 8B. Other Information.............................................19

PART III....................................................................19
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............19
     Item 10. Executive Compensation........................................21
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management....................................................21
     Item 12. Certain Relationships and Related Transactions................23
     Item 13. Exhibits and Reports on Form 8-K..............................23
     Item 14. Principal Accountant Fees and Services........................24

SIGNATURES..................................................................24

FINANCIAL STATEMENTS.......................................................F-1

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

                                  RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY FOR YOU TO EVALUATE OUR BUSINESS.

     Our business was incorporated in the State of Nevada on March 29, 2001 and only commenced full-scale operations in August 2004. Because we have such a limited operating history, it is difficult to evaluate our business and future prospects. An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of operation. Our revenue and income potential is unproven and our business model is still emerging. If our business model does not prove to generate sufficient profits, investors may lose all of their investment.


OUR FUTURE PROFITABILITY IS UNCERTAIN.

     As of December 31, 2005, we had accumulated losses of ($2,460,502). While we anticipate our revenues will continue increasing during the course of the current fiscal year ending December 31, 2006 and beyond, we can give no assurances that this will occur or that we will be able to generate sufficient revenues to achieve long-term profitability.

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER HAS DIVIDED RESPONSIBILITIES AND OTHER OUTSIDE BUSINESS INTERESTS.

     Our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer of Stag Financial Group, Inc. Although Mr. Sitra is active in our management and spends the majority of his time on our business, he does not devote his full time and resources to our business. Because Mr. Sitra has these divided responsibilities he may not be able to devote enough time to properly execute our business plan which could result in missed business opportunities and worse-than-expected operating results. Mr. Sitra spends approximately 80% of his time working on our business.

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

SIGNIFICANT MANAGEMENT OWNERSHIP STAKE DISCOURAGES CHANGE OF MANAGEMENT, TAKEOVERS AND MAY AFFECT SHAREHOLDER VALUATION.

     Our President and Chief Executive Officer, J. Scott Sitra, currently owns 375,996 shares of our issued and outstanding common stock, class A, and 5,000 shares of our issued and outstanding Series A Convertible Preferred Stock, which represents 11.8% of all outstanding votes in voting matters.

     Our Treasurer and Secretary, Michael Hume, owns 200,100 shares of our issued and outstanding common stock, class A, and 5,000 shares of our issued and outstanding Series A Convertible Preferred Stock, which represents 9.5% of all outstanding votes in voting matters.

     Stag Financial Group, Inc., a company Mr. Sitra concurrently serves as the President and Chief Executive Officer, currently owns 810,314 shares of our issued and outstanding common stock, class A, which represents 10.9% of all outstanding votes in voting matters.

     Together, Mr. Sitra, Mr. Hume and Stag Financial Group, control approximately 32.2% of all votes in voting matters. Hence, outside investors have little control over management and the outcome of any voting matter. Furthermore, this concentration of control may discourage any potential takeover attempts and any investment in us by persons who might wish to eventually acquire a controlling interest in us.

OUR INDEPENDENT AUDITOR'S OPINION CONTAINS A "GOING CONCERN" QUALIFICATION.

     The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. See "Independent Auditors' Report" on page F-1. We believe we are taking the steps necessary towards executing our business plan and growing our business and are working towards generating sufficient financing and revenues that will lead to the elimination of such qualification from our audited statements. However, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated or sustained in the future.


OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES.

     Our common stock was quoted with a closing price of $1.70 a share on March 15, 2006 thereby making it subject to the Securities and Exchange Commission's "penny stock rules".

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

     Our overall business plan calls for us to invest in and develop a series of theme-based restaurant and bar properties that can evolve into stand alone chains or franchise opportunities. Because we have had limited investment capital and minimal access to capital markets, our strategy for our early operations has been to develop new restaurant and bar concepts through joint ventures, equity investments or partnership agreements.

     By limiting the scope of our early operations to joint ventures, equity investments and partnership agreements, we have been able to:

     * reduce our financial risk by sharing in the development and marketing costs typically associated with opening new restaurants and bars;

     * generate a small amount of secondary or alternative revenue streams by providing professional restaurant and bar management consulting services through the collective expertise of our management team; and

     * better diversify our restaurant and bar portfolio to minimize our risk exposure to any single operation or concept.

     To achieve our objectives, we have developed the following focal points and strategies:

     Create a Fun, Energetic, Destination Drinking and Dining Experience. We wish to create and promote a fun, irreverent and socially interactive atmosphere. We accomplish this by utilizing unique restaurant and bar layouts, featuring both well-known and up-and-coming live entertainment performers, including local and nationally known acts, and generating a festive atmosphere which should make our restaurants and bars fun and entertaining to our guests. We believe that if we are successful at achieving this goal, that customers will seek out our restaurants and bars for a wide variety of drinking and dining occasions, including weekend evenings, business occasions, social get-togethers with friends and family members, and regular after-work happy hours and weeknight dining.

     Distinctive Theme-Based Concepts. With each restaurant and bar venture we participate in we wish to create a unique theme-based experience for our guests centered around our full bar service, dining offerings and daily entertainment. The theme is carried throughout our guests' entire visit and involves all aspects of the experience, including the exterior design of the building, interior layout and decorum, employee greetings and uniforms, specialty drinks and menu items, and souvenirs unique to that particular theme.

     Comfortable Adult Atmosphere. Each restaurant and bar that we open is primarily adult orientated. While children are welcomed during daytime hours as long as they are accompanied by a responsible adult at all times during their visit, no one under 21 years of age (or the minimum legal drinking age as established by statute) will be allowed into our properties after a fixed local time in the evening. We believe that this policy will help maintain a fun and relaxed atmosphere that appeals to adult guests, will help attract groups such as private parties and business organizations, and minimize exposure to liabilities from underage drinkers.

     High Standard of Guest Service. We try to foster a passionate culture of guest service among our employees, ranging from the general manager to the greeters, through intense training, constant monitoring and emphasizing consideration of our guests first and foremost in all decisions. From the moment a guest walks into the front door, we want our guests to experience a high level of guest service provided by a knowledgeable, energetic staff. Greeters and servers are required to introduce guests to the theme-based concept, explain the drink and entree menus, and generally set the stage for a fun and unique experience for them at our theme-based restaurant and bar.

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

Our Industry Overview

     In the United States, consumers are drinking and eating at restaurants and bars at ever increasing rates. According to the National Restaurant Association, the restaurant industry is expected to generate approximately $511 billion in sales during the course of 2006, up about 5.1% over 2005, and equal to about 4% of the U.S. Gross Domestic Product (GDP). The State of Florida, where we intend to focus all of our efforts during 2006, is expected to generate approximately $24.01 billion in restaurant sales, up about 6.9% over 2005.

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

     Casual dining is the fastest growing segment of the restaurant industry. According to the National Restaurant Association, sales in this segment increased at a 6.9% annual compound growth rate throughout the 1990s. We believe that this segment of the restaurant industry will continue to benefit from current demographic trends, most notably a maturing baby-boomer population. The baby-boomers, or adults aged 37-55, tend to eat out more than the generations before them. Should this demographic trend continue, as they age so might their frequency for eating out. Another growing trend that we believe will contribute to further increases in casual dining is the two-income family, which may lead to more discretionary income but less discretionary time for cooking and cleaning at home.

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

     Premier is very pleased with the operating results it has experienced with its initial unit and intends to expand the Players Grille concept in Jacksonville and throughout Florida with the opening of new corporate units later in fiscal 2006 and beyond.

Coconut Grove Group Joint Venture Project

     On July 30, 2001, we entered into a joint venture agreement with Tiki Hut Enterprises, Ltd. ("Tiki Hut"), a private developer of restaurants and bars, for the formation of Coconut Grove Group, Ltd. ("CG Group").

     Under the terms of the joint venture agreement, CG Group was initially capitalized with a US$3,000,000 cash investment commitment from Tiki Hut and an investment by us of 1,000,000 restricted shares of our common stock which were initially valued at US$60,000. The investment provided us with a 20% interest in CG Group and was recorded on our balance sheet using the equity method of accounting.

     On December 22, 2004 we sold our 20% interest to an affiliate shareholder, Adam Barnett of Miami, Florida, for US$250,000. This resulted in a one-time gain for us of $198,737.

     On November 9, 2005 Mr. Barnett filed suit against Premier in the 44th Judicial District, Dallas County, Texas and is seeking unspecified damages unrelated to the CG Group interest or concept. However, because we never received payment in full from the sale of the CG Group interest, we have declared the purchase agreement in default, taken a one-time write-down of ($157,710) in the fourth quarter of fiscal 2005 as a result of this default, and are pursuing legal remedies through litigation.

     Therefore, and at least until all legal issues have been resolved relating to the CG Group interest and Mr. Barnett, Premier does not expect to make any effort to resume developing and expanding the Coconut Grove concept.

Countrywide Realty Services

     On August 1, 2004 we acquired Countrywide Realty Services located in Miami Lakes, Florida. The aggregate purchase price consisted of five hundred thousand (500,000) shares of Premier Development & Investment, Inc. common stock, of which eighty percent (80%) was restricted under Rule 144 and twenty percent (20%) were free-trading, but relegated to a leak out agreement, with up to an additional five hundred thousand shares (500,000) of the Premier's common stock based on meeting certain revenue and profit targets.

     The Countrywide acquisition was rescinded on April 1, 2005. Premier received 500,000 shares from the original owner of Countrywide during the rescinding which were cancelled and returned to Premier's treasury. Premier incurred a one-time write-down of $35,008 during the three-months ended June 30, 2005 for the discontinuing of Countrywide operations.

Operations and Management

     Our ability to effectively manage an operation, including high volume restaurants and bars, some with live entertainment offerings, is critical to our overall success. In order to maintain quality and consistency at each of our restaurant and bar properties we must carefully train and properly supervise our personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and maintenance of the facilities. Our current executive officers are capable of overseeing our planned growth over the next year. While staffing levels will vary from property to property, we anticipate our typical restaurant and bar property management staff to be comprised of a general manager, two assistant general managers, a kitchen manager, an assistant kitchen manager, a bar manager, and an assistant bar manager.

     Recruiting. We actively recruit and select individuals who share our passion for guest service. Our selection process includes testing and multiple interviews to aid in the selection of new employees, regardless of their prospective position. We have developed a competitive compensation plan for restaurant and bar management that includes a base salary, bonuses for achieving performance objectives, and incentive stock options for certain employees. In addition, all employees are entitled to discount meals at any of our restaurants and bars.

     Training. We believe that proper training is the key to exceptional guest services. Each new management hire will go through a 12-week training program that includes cross-training in all management duties. All non-management new hires go through a two-week training program where they learn all of our drink and food offerings, operational procedures and our point-of-sale (POS) computer system.

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

     Secret Shopper. Because we believe exceptional guest services are paramount to our success, we are employing a "secret shopper" program to monitor our quality control at all of our restaurants and bars. Secret shoppers are independent persons who test our food, beverage and service as customers without the knowledge of restaurant and bar management or personnel on a periodic basis and report their findings to our executive level management.

Marketing, Advertising and Promotion

     Our marketing strategy is aimed at attracting new guests to our restaurants and bars through both traditional and more creative avenues. We focus on building a reputation among local guests (those living within a five to ten minute drive from our facility), attracting out-of-towners and tourists, and hosting special events for corporate and special occasion purposes. This is accomplished through:

     * pre-opening publicity;

     * traditional paid advertising;

     * building a community presence; and

     * free media exposure.

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

Employees

     As of March 15, 2006, we had 35 employees.

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

     Our affiliate shareholder, Stag Financial Group, Inc., provides us with approximately 150 square feet of office space free of charge in an office building they lease in Tampa, Florida. This space is considered our corporate headquarters and is where all administrative oversight occurs. Stag Financial has no plans to begin charging us rent through the end of the current fiscal year ending December 31, 2006.

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

     Our strategic partner, Stag Financial Group, Inc., provides us with approximately 150 square feet of office space free of charge in an office building they lease in Tampa, Florida. This space is considered our corporate headquarters and is where all administrative oversight occurs. Stag Financial has no plans to begin charging us rent through the end of fiscal 2006.

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

     On November 11, 2005 our legal counsel at Drinker, Biddle and Reath, LLP sent a cease and desist demand letter to Victoria Wright of Miami, Florida relating to the recent Internet domain name hijackings of our domains www.premierdev.com and www.playersgrille.com. We are in the process of preparing a lawsuit against the parties responsible, including Ms. Wright and Adam Barnett of Miami, Florida, for these domain name hijackings for the return of our domain names plus damages. Until these domain names are returned we are using the temporary corporate domain names www.premierdev.info and www.playersgrille.info. We do not believe that this suit will have any material adverse impact upon our operations or financial condition.

     On November 9, 2005, a civil suit was filed against us in Dallas County, Texas by Adam Barnett of Miami, Florida seeking unspecified damages. We believe this to be frivolous in nature and we are aggressively defending ourselves in court. We anticipate filing a counterclaim against Mr. Barnett in the near-term seeking recovery plus other damages and relief. We do not believe that this suit, or any counterclaims, will have any material adverse impact upon our operations or financial condition.

     We are not currently party to any other legal proceedings, nor are we aware of any other pending or threatened actions against us.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our common stock, class A, $0.004 par value is quoted on the OTC Bulletin Board market under the trading symbol "PDIV". The following table sets forth, for each quarter period since our stock began trading on December 20, 2002 the high and low sales prices as reported by the National Association of Securities Dealers (NASD).


Year Ending:                       Quarter Ending                      High               Low
-------------------------          -----------------------         -------------     -------------

December 31, 2002(1)(4)            Fourth Quarter (2)                  -0-                -0-

December 31, 2003(4)               First Quarter (3)                  $44.00             $4.00
                                   Second Quarter(3)                  $40.00             $4.00
                                   Third Quarter                      $60.00             $8.00
                                   Fourth Quarter                    $138.00             $6.00

December 31, 2004(4)               First Quarter                     $660.00           $122.00
                                   Second Quarter                    $380.00           $200.00
                                   Third Quarter                     $300.00           $182.00
                                   Fourth Quarter                    $244.00           $180.00

December 31, 2005(4)               First Quarter                     $340.00           $182.00
                                   Second Quarter                    $220.00             $2.00
                                   Third Quarter                       $4.50             $1.20
                                   Fourth Quarter                      $3.00             $1.32


(1) Premier's common stock began trading on the OTC Bulletin Board under the trading symbol "PDVN" on December 20, 2002.

(2) Premier's common stock did not trade during the fiscal year ending December 31, 2002.

(3) Adjusted to reflect a 50-for-1 forward stock split effective April 11, 2003.

(4) Adjusted to reflect a 1-for-200 reverse stock split effective June 9, 2005.


     As of March 15, 2006 15 NASD market making firms were quoting our common stock on the OTC Bulletin Board market. Our common stock had a closing price of $1.70 a share on March 15, 2006.

     As of March 15, 2006, we had approximately 1,194 stockholders of record.

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

Share Exchanges, Stock Splits, Dividends and Share Cancellations

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

     On June 9, 2005 we undertook a 1-for-200 reverse stock split of our common stock. After the reverse stock split we had 332,105 shares issued and outstanding. The purpose of this forward stock split was to increase the price per share of our common stock on the OTC Bulletin Board.

     On June 13, 2005 we issued a dividend in the form of stock purchase warrants. Every shareholder of record on June 8, 2005 received one warrant for every 50 shares held on the date of record. Each warrant entitles the holder to purchase a share of common stock at a price of $3.50 a share. The warrants expire on December 31, 2007. We issued 1,329,983 warrants via this dividend.

     On October 12, 2005 we cancelled 300,000 shares of our common stock then issued and outstanding. This reduced our issued and outstanding common stock to 2,900,955.

Recent Sales of Unregistered Securities

     The remainder of the information required by this item relating to Recent Sales of Unregistered Securities is incorporated herein by reference to:

   * Amendment No. 5 to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2001;

   * Forms 10-QSB filed with the Commission during the fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, and
     December 31, 2005;

   * Forms 8-K filed with the Commission on August 5, 2005 and
     December 29, 2005.


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

Independent Auditor's "Going Concern" Opinion

     The auditor's opinion to our financial statements indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes there is "uncertainty" that we will be able to continue as a going concern. See "Independent Auditors' Report" on page F-1. The auditor notes that we will require additional funding to implement our business plan. We believe we are taking the steps necessary towards developing and implementing our business plan and are working towards generating sufficient levels of cash flow that will lead to the elimination of such qualification from future audited statements. However, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated or sustained in the future.

Results of Operations

     For the ease of reference, we refer to the fiscal year ended December 31, 2005 as fiscal 2005 or the fiscal year ended December 31, 2005 and we refer to the fiscal year ended December 31, 2004 as fiscal 2004 or the fiscal year ended December 31, 2004. Subsequently, our present fiscal year, also referenced as fiscal 2006, ends on December 31, 2006.

Revenues

     For fiscal 2005 we generated sales of $1,250,797. This represents a $707,850, or 130.4%, increase over fiscal 2004 sales of $542,947. These revenues consisted primarily of revenues generated from operating our theme-based restaurant concept, Players Grille.

Gross Profit

     Our cost of goods sold for fiscal 2005 totaled $553,756 which yielded us a gross profit of $697,041. This compares to $219,014 cost of goods sold during fiscal 2004 yielding a $323,933 gross profit. This represents a increase in gross profit of $373,108, or 115.2%, from the year ago period. The increase in gross profit and cost of goods sold is directly related to operating our theme-based restaurant concept, Players Grille.

Expenses

     Operating Expenses. Fiscal 2005 operating expenses increased $2,800,938, or 742.5%, to $3,178,189 compared to $377,251 for the prior fiscal year. In addition to our operating expenses including ordinary personnel expenses, depreciation, lease expenses, professional fees, consulting fees, including a charge of ($552,500) from an affiliated shareholder, and director fees, the fiscal 2005 operating expenses included one-time expenses of ($35,008) for rescinding the Countrywide Realty Services acquisition, ($1,382,530) for a capital restructuring, and ($157,710) for default on a promissory note owed to us.

     (Loss) on Discontinued Business. We experienced a year-end loss of ($3,431) through our former wholly-owned subsidiary, Countrywide Realty Services.

     Other Income (Expenses). We experienced a one-time loss of ($5,000) for the write-down of marketable securities in Restaurant Training Corp., a now defunct entity.

Net (Loss) Income Before Income Tax

     During fiscal 2005 we experienced a net loss of ($2,460,502) compared to a net gain of $145,466 for the year ago period. The loss is primarily the result of increased operating expenses and one-time write-downs related to our fiscal 2005 capital restructuring.

Income Taxes

     We incurred an income tax benefit of $29,077 for fiscal 2005 compared to deferred income tax expenses of ($29,077) for fiscal 2004. Based on our fiscal 2005 results we now have a tax loss carryforward of approximately $861,176 which may be used to offset future earnings.

Net Gain (Loss)

     We experienced a net loss of ($2,460,502), or ($1.76) per share, for fiscal 2005 compared to a net gain of $116,389, or NIL per share, for fiscal 2004. The loss is primarily the result of increased operating expenses and one-time write-downs related to our fiscal 2005 capital restructuring.

Liquidity and Capital Resources

     Net cash used for fiscal 2005 was ($110,636) compared to ($4,408) for fiscal 2004. This represents an increase in cash used by (241.0%) from the preceding fiscal year.

     As of December 31, 2005 we had current assets totaling $59,687, which included $36,298 in cash or cash equivalents, a note due from affiliate of $2,500, inventory of $20,141, and prepaid expenses of $748.

     As of December 31, 2005 we had equipment and leasehold improvements totaling (net of depreciation) of $350,764.

     As of December 31, 2005 we had other assets totaling $859,485, comprised of $436,586 in goodwill and $12,448 in other assets.

     As of December 31, 2005 we had current liabilities of $759,659 which consists of $63,649 in accounts payable, $552,500 due to an affiliated company, and the current portion of a promissory note amounting to $116,010.

Our Operations

Overview

     We are a holding company involved in the development and operation of theme-based restaurant and bar properties. We were incorporated in the state of Nevada on March 29, 2001 and commenced full-scale operations on August 1, 2004.

     Our overall business plan calls for us to invest in and develop a series of theme-based restaurant and bar properties that can evolve into stand alone chains or franchise opportunities. Because we have had limited investment capital and minimal access to capital markets, our strategy for our early operations has been to develop new restaurant and bar concepts through joint ventures, equity investments or partnership agreements.

     By limiting the scope of our early operations to joint ventures, equity investments and partnership agreements, we have been able to:

     * reduce our financial risk by sharing in the development and marketing costs typically associated with opening new restaurants and bars;

     * generate a small amount of secondary or alternative revenue streams by providing professional restaurant and bar management consulting services through the collective expertise of our management team; and

     * better diversify our restaurant and bar portfolio to minimize our risk exposure to any single operation or concept.

Joint Venture Developments

     On July 30, 2001, we entered into a joint venture agreement with Tiki Hut Enterprises, Ltd. ("Tiki Hut"), a private developer of restaurants and bars, for the formation of Coconut Grove Group, Ltd. ("CG Group").

     Under the terms of the joint venture agreement, CG Group was initially capitalized with a US$3,000,000 cash investment commitment from Tiki Hut and an investment by us of 1,000,000 restricted shares of our common stock which were initially valued at US$60,000. The investment provided us with a 20% interest in CG Group and was recorded on our balance sheet using the equity method of accounting.

     On December 22, 2004 we sold our 20% interest to an affiliate shareholder, Adam Barnett of Miami, Florida, for US$250,000. This resulted in a one-time gain for us of $198,737.

     On November 9, 2005 Mr. Barnett filed suit against Premier in the 44th Judicial District, Dallas County, Texas and is seeking unspecified damages unrelated to the CG Group interest or concept. However, because we never received payment in full from the sale of the CG Group interest, we have declared the purchase agreement in default, taken a one-time write-down of ($157,710) in the fourth quarter of fiscal 2005 as a result of this default, and are pursuing legal remedies through litigation.

     Therefore, and at least until all legal issues have been resolved relating to the CG Group interest and Mr. Barnett, Premier does not expect to make any effort to resume developing and expanding the Coconut Grove concept.

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

     Premier is very pleased with the operating results it has experienced with its initial unit and intends to expand the Players Grille concept in Jacksonville and throughout Florida with the opening of new corporate units later in fiscal 2006 and beyond.

Countrywide Realty Services

     On August 1, 2004 we acquired Countrywide Realty Services located in Miami Lakes, Florida. The aggregate purchase price consisted of five hundred thousand (500,000) shares of Premier Development & Investment, Inc. common stock, of which eighty percent (80%) was restricted under Rule 144 and twenty percent (20%) were free-trading, but relegated to a leak out agreement, with up to an additional five hundred thousand shares (500,000) of the Premier's common stock based on meeting certain revenue and profit targets.

     The Countrywide acquisition was rescinded on April 1, 2005. Premier received 500,000 shares from the original owner of Countrywide during the rescinding which were cancelled and returned to Premier's treasury. Premier incurred a one-time write-down of $35,008 during the three-months ended June 30, 2005 for the discontinuing of Countrywide operations.

Employees

     As of March 15, 2006, we had 35 employees.

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

     Our affiliate shareholder, Stag Financial Group, Inc., provides us with approximately 150 square feet of office space free of charge in an office building they lease in Tampa, Florida. This space is considered our corporate headquarters and is where all administrative oversight occurs. Stag Financial has no plans to begin charging us rent through the end of the current fiscal year ending December 31, 2006.

Factors That May Affect Future Results

     We believe that our current available cash, along with the revenues generated from our Players Grille operations and the potential exercise of outstanding stock purchase warrants should be sufficient to meet our forecasted cash needs for working capital and capital expenditures through at least the next twelve months.

     However, if we experience significant declines in revenues from our Players Grille operations it may prevent us from further executing our business plan and cause us to seek additional sources of funding. While we have held discussions with accredited lenders and prospective investors, we have not yet secured any secondary or reserve sources of funding. Furthermore, we may seek to sell additional equity, debt or convertible debt securities. Our ability to raise capital by selling securities, and hence our liquidity, could be materially adversely affected by the general and broad-based unease in the equities market and the limited availability of venture capital financing sources. We cannot make any assurances that financing will be available and, if available to us, in amounts necessary or on terms acceptable to us in the future.

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

Item 8A.  Controls and Procedures.

     Our Chief Executive Officer and our Chief Financial Officer have concluded, based upon their evaluation as of theend of the period covered by this report, thatour "disclosure controls and procedures",as defined in Rules 13(a)-15(e) and 15d-14(e) under the Securities Exchange Act of 1934 ("Exchange Act"), are effective to ensure that information required to be disclosed in the reports thatwe file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.There were no changes inour internal control over financial reporting during thefiscalquarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect,our internal controls over financial reporting.

Item 8B.  Other Information.

     None


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors, executive officers and key management personnel, including their ages and respective positions as of March 15, 2006, are as follows:

                                                                      Director
       Name          Age    Position                                   Since
       ----          ---    --------                                  --------

  J. Scott Sitra     33     President, Chief Executive Officer and      2005
                            Chairman of the Board

   Michael Hume      34     Treasurer, Secretary and Director           2005

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

J. SCOTT SITRA, 33, has served as our President, Chief Executive Officer, and Chairman of our Board of Directors since August 2005. He concurrently serves as President, Chief Executive Officer, and Chairman of the Board of Directors of Stag Financial Group, Inc., an international management and financial consulting firm based in Tampa, Florida. Mr. Sitra has held these positions with Stag Financial Group since its founding in January 2001. Stag Financial Group has been a Strategic Alliance Partner of Premier's since February 2003. Because of Mr. Sitra's affiliation with Stag Financial Group, which has also assisted Premier in remaining a fully-reporting company with the Securities and Exchange Commission, he is quite knowledgeable with Premier's development since inception. Prior to this, Mr. Sitra was the President, Chief Executive Officer, and Chairman of the Board of Directors of Sitra Enterprises, Inc., a consulting firm he co-founded in January 1994 that specialized in the development of small emerging growth companies. Through Sitra Enterprises, and sometimes also as a principal and executive officer, he actively participated in the successful growth and development of several private and public companies, including various start-up and turn-around ventures in the fields of high technology, oil and gas exploration, service industry, retailing, food and beverage, and financial publishing.

MICHAEL HUME, 34, has served as our Treasurer, Secretary and a Director since August 2005. Prior to accepting his expanded role in the Company, Mr. Hume has been an employee and the General Manager of Premier's Player's Grille, Inc., a wholly owned subsidiary, since August 2004. Mr. Hume brings with him over 13 years of sales, management and promotional experience in the food and service industry. Prior to joining the Players Grille team in August 2004 Mr. Hume had been working at the Tampa Ale House since its inception in March 1998. Prior to joining Tampa Ale House, Mr. Hume managed the Terrace Grill and Jazz Club, also located in Tampa, Florida. Mr. Hume's tenure at Terrace Grill and Jazz Club began in August 1996 and his responsibilities included the hiring of employees and musicians, general promotions, advertising and the oversight of day-to-day activities. Mr. Hume also served as a member on the board of directors of Restaurant Training Corporation from March 2002 through November 2005. Mr. Hume attended the University of South Florida in Tampa, Florida.


                          BOARD AND COMMITTEE MEETINGS

     During the fiscal year ended December 31, 2005 the Board held ten (10) meetings.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors presently does not have any active committees.


DIRECTOR COMPENSATION

     Members of our Board of Directors received one-hundred thousand (100,000) shares of restricted common stock for the fiscal year ended December 31, 2005. No cash compensation was awarded during the fiscal year ended December 31, 2005. While we have not do so, it is possible we may reimburse our directors for travel and lodging expenses associated with their attendance of Board meetings and other corporate mandated business.


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

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2005 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2005, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.


Item 10.  Executive Compensation

     We have never paid cash compensation to any of our officers and directors, former and present, nor have we never implemented a pension, health, annuity, bonus, profit sharing or other similar plans. All future employment arrangements are subject to the discretion of our Board of Directors.

     None of our officers, past or present, receive, nor have they ever received, a salary or any other form of payment for their services. During the past three fiscal years we have not paid a salary or other form of payment for the services of our officers and directors. We do not anticipate beginning to pay any of our executive officers any type of compensation during the current fiscal year ending December 31, 2005. Therefore, no summary compensation tables are included in this registration statement.


Option Grants During the Fiscal Year

     There were no stock options awarded during the fiscal year ended December 31, 2005.

Option Exercises and Holdings

     We have no issued and outstanding stock options.


Employment Agreements

     In fiscal 2005 we entered into three year employment agreements with our President and Chief Executive Officer, J. Scott Sitra, and our Treasurer and Secretary, Michael Hume. Both Messrs. Sitra and Hume are to receive one-hundred thousand (100,000) shares of restricted common stock, five-thousand (5,000) shares of preferred stock, and a base salary of seventy-five thousand dollars ($75,000) per year. As of April 7, 2006 both have received their shares of stock but have refused to commence their salary until Premier's cash position is sufficient to cover the salary expenses. All future employment arrangements are subject to the discretion of our Board of Directors.

Employee Stock Ownership Program (ESOP)

     We have not established any form of an employee stock ownership program
(ESOP), including stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of our executive officers, directors or other employees. It is possible that our Board of Directors may recommend the adoption of one or more such programs during the current fiscal year ending December 31, 2006.

Item 11. Security Ownership of Beneficial Owners and Management

          The following table present certain information as of March 15, 2006 regarding the beneficial ownership of our common stock by:

      * each person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

      * each of our directors; and

      * all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person. As of March 15, 2006 we had 3,400,955 shares issued and outstanding.

Except as otherwise indicated in the notes to the table,

     * we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and

     * the address of each beneficial owner listed in the table, except where otherwise noted, is c/o Premier Development & Investment, Inc., 8910 N. Dale Mabry Hwy., Ste. 37, Tampa, Florida 33614.

                                             Shares
                                          Beneficially  Percentage
Directors and Executive Officers:             Held        Owned
-------------------------------------     ------------  ----------
J. Scott Sitra (1)                             380,889      11.2%
Michael Hume (2)                               200,100       5.9%
All directors and officers as a group
  (2 persons)                                  580,989      24.7%

Five Percent Stockholders
-------------------------
Stag Financial Group, Inc. (3)
  P. O. Box 23542
  Tampa, FL  33623                             851,574      24.7%

(1) Represents (a) 375,996 shares of our common stock and (b) 4,893 shares of our common stock issuable upon the exercise of stock purchase warrants expiring on December 31, 2007. Does not include 5,000 shares of Series A Convertible Preferred Stock, $0.001 par value, because the stock is not convertible into common shares until September 6, 2007 at the earliest.

(2) Does not include 5,000 shares of Series A Convertible Preferred Stock, $0.001 par value, because the stock is not convertible into common shares until September 6, 2007 at the earliest.

(3) Represents (a) 810,314 shares of our common stock and (b) 41,260 shares of our common stock issuable upon the exercise of stock purchase warrants expiring on December 31, 2007. Additionally, J. Scott Sitra, our President and Chief Executive Officer, is concurrently the President and Chief Executive Officer of Stag Financial Group, Inc. While he disclaims beneficial ownership of these holdings, he does exert influence over them by the nature of his position in all qualified voting matters.

Item 12.  Certain Relationships and Related Transactions.

     During the fiscal year ended December 31, 2005 we accrued accounts payable of $552,500 to Stag Financial Group, Inc., an affiliate shareholder. Our President and Chief Executive Officer, J. Scott Sitra, serves concurrently as the President and Chief Executive Officer of Stag Financial Group, Inc. The expenses accrued were for filings and out-of-pocket expenses related to maintaining Premier's ongoing compliance with Securities and Exchange Commissions rules and regulations.

     Premier did not enter into any other transactions during the fiscal year ended December 31, 2005 with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit
Number     Description
-------    -----------

3.1*       Articles of Incorporation
3.2*       Certificate of Incorporation
3.3*       Certificate of Acceptance of Appointment by Resident Agent
3.4*       By-Laws
4.1*       Specimen copy of stock certificate for common stock, $0.001 par value
4.2* Specimen copy of Stock Purchase Warrant Certificate underlying the common shares being registered in this registration statement
10.1** Joint Venture Agreement for the Formation of Coconut Grove Group, Ltd. dated July 30, 2001
23.1       Consent of Baumann, Raymondo & Company, PA, dated April 13, 2006.
99.1 Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2       Certification by Treasurer and Secretary pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------
* Incorporated by reference to registration statement on Form SB-2 (No. 333-65318) filed July 18, 2001.

** Incorporated by reference to registration statement on Form SB-2 Amendment No. 1 (No. 333-65318) filed on August 7, 2001.


Reports on Form 8-K
-------------------

  * Form 8-K filed on October 20, 2005 containing the announcement of the release of September 2005 Same Store Comparable Sales.

  * Form 8-K filed on November 9, 2005 containing the announcement that domain names www.premierdev.com and www.playersgrille.com had been illegally hijacked.

  * Form 8-K filed on November 14, 2005 containing the announcement of the release of the third quarter fiscal 2005 results.

  * Form 8-K filed on November 21, 2005 containing the announcement of the release of October 2005 Same Store Comparable Sales.

  * Form 8-K filed on December 19, 2005 containing the announcement of the release of November 2005 Same Store Comparable Sales.

Item 14.  Principal Accountant Fees and Services.

     The Board of Directors has appointed Baumann, Raymondo and Company, PA as our independent auditors for the fiscal year ended December 31, 2005. Baumann, Raymondo & Company, PA has been regularly engaged independent auditor since June 2, 2001. Prior engaging Baumann, Raymondo & Company, PA we had no independent auditors.

     Baumann, Raymondo & Company, PA are engaged only as our independent auditors. They do not perform any other accounting or consulting services to us or on our behalf. Our auditing fees during the fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004 and December 31, 2005 totaled $3,932, $3,675, $14,030 and $6,475, respectively. The increase in accounting fees in the fiscal year ended December 31, 2004 was attributable to additional auditing costs associated with our 2004 acquisitions of Players Grille Restaurant and Bar and Countrywide Realty Services.


SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2006.

                              Premier Development & Investment, Inc.



                              By: /s/ J. Scott Sitra
                              -------------------------------------
                              J. Scott Sitra
                              President, Chief Executive Officer and
                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                            Date

/s/ J. Scott Sitra            President, Chief Executive
----------------------        Officer and Chairman            April 14, 2006
J. Scott Sitra

/s/ Michael Hume              Treasurer, Secretary and
----------------------        Director                        April 14, 2006
Michael Hume

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


Date: April 14, 2006          /s/ J. Scott Sitra
                              -------------------------------------------
                              J. Scott Sitra
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.

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

Date: April 14, 2006          /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer and Secretary
                              Premier Development & Investment, Inc.

                         [Baumann, Raymondo Letterhead]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders
Premier Development & Investment, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Premier Development & Investment, Inc. and Subsidiary, as of December 31, 2005, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Premier Development & Investment, Inc. at December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses from operations, has a working capital deficit and will require additional funding to implement its business plan. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Baumann, Raymondo & Company PA
BAUMANN, RAYMONDO & COMPANY PA
Tampa, Florida
April 13, 2006

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


ASSETS
CURRENT ASSETS
  Cash                                                             $    36,298
  Due from affiliate                                                     2,500
  Inventory                                                             20,141
  Prepaid expenses                                                         748
                                                                   -----------
      Total current assets                                              59,687
                                                                   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                                            296,797
  Leasehold improvements                                               263,257
  Less accumulated depreciation                                       (209,290)
                                                                   -----------
      Total equipment and leasehold improvements, net                  350,764
                                                                   -----------
OTHER ASSETS
  Goodwill                                                             436,586
  Other                                                                 12,448
                                                                   -----------
      Total other assets                                               449,034
                                                                   -----------


      TOTAL ASSETS                                                 $   859,485
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    63,649
  Due to affiliate                                                     552,500
  Due to officer                                                        27,500
  Promissory note, current portion                                     116,010
                                                                   -----------
      Total current liabilities                                        759,659


      TOTAL LIABILITIES                                            $   759,659
                                                                   ===========

STOCKHOLDERS' EQUITY
    Class A voting common stock, $0.004 par value
       250,000,000 shares authorized;
       3,097,095 shares issued and outstanding                         $12,389
    Class B voting common stock, $0.001 par value
       10,000,000 shares authorized;
       -0- shares issued and outstanding                                     -
    Preferred stock, $0.001 par value
       20,000,000 shares authorized;
       30,000 issued and outstanding                                        30
    Additional paid in capital                                       2,528,888
    Retained deficit                                                (2,441,481)
                                                                   -----------
    Total stockholders' equity                                          99,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   859,485
                                                                   ===========






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, 2004 AND 2005



                                                     2002          2003         2004         2005
                                                  ----------    ----------    ----------  ----------

REVENUE                                             $8,349       $14,000      $542,947    $1,250,797
                                                   --------     --------      --------    ----------

COST OF GOODS SOLD                                       -             -       219,014       553,756
                                                   --------     --------      --------    ----------

GROSS PROFIT                                         8,349        14,000       323,933       697,041
                                                   --------     --------      --------    ----------

GENERAL AND ADMINISTRATIVE EXPENSES                 25,318        54,826       377,251     3,178,189
                                                   --------     --------      --------    ----------

LOSS FROM OPERATIONS                               (16,969)      (40,826)      (53,318)   (2,481,148)
                                                   --------     --------      --------    ----------
OTHER INCOME (EXPENSE)
  Equity in earnings (loss) of investee               (670)       (2,800)            -             -
  Realized (loss) on marketable securities               -             -             -        (5,000)
  Unrealized gain (loss) on marketable securities  (20,000)        1,000             -             -
  Gain (loss) on sale of investee                        -             -             -             -
  Other                                                  -             -             -             -
                                                   --------     --------      --------    ----------
  Total other income (expense)                     (20,670)       (1,800)      198,784        (5,000)

(LOSS) ON DICONTINUED BUSINESS                           -             -             -        (3,431)

INCOME TAX (EXPENSE) BENEFIT                             -             -       (29,077)       29,077
                                                    --------     --------      --------   ----------

NET (LOSS) INCOME                                  (37,639)      (42,626)      116,389    (2,460,502)
                                                   ========      ========      ========    =========

(Loss) per common share

    Basic                                           (0.03)        (0.10)         0.32        ($1.76)
                                                   ========      ========      ========     =========

    Fully diluted                                   (0.02)        (0.04)         0.29        ($1.76)
                                                   ========      ========      ========     =========
Weighted average number of shares
    Basic                                          1,337,500      413,150      362,098      1,400,314

    Fully diluted                                  2,121,250    1,196,900      397,848      1,400,314






                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, 2004 AND 2005



                                                     2002          2003        2004         2005
                                                  ----------    ----------  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 (37,639)      (42,626)    116,389    (2,460,502)
                                                  ----------    ----------  ----------   ----------
  Adjustments to reconcile net loss to cash
   Provided by (used) in operations:

   Depreciation                                           -             -      61,951       147,339
   Deferred tax                                           -             -      29,077       (29,077)
   Gain on sale of investee                               -             -    (198,737)            -
   Debt forgiveness                                       -             -      17,286             -
   Equity in earnings of investee                       670         2,800       1,385             -
   Common stock received for services                (5,000)            -           -             -
   Unrealized (gain) loss in marketable securities   20,000        (1,000)          -             -
   Common stock issued in connection with exercise
    of common stock for payment of expenses               -             -           -             -
   Common stock issued in connection with services
    provided by directors                                 -             -           -       210,030
   Common stock issued in connection with services
    provided by consultants                               -             -           -     1,382,500
   Donated services of officers                       4,800         4,800       4,800         3,200
   (Increase)/Decrease in inventory                       -             -     (20,279)          138
   Decrease/(Increase) in prepaid expenses              375             -     (16,573)       15,496
   Increase in payables                                   -        22,279         293        61,079
   Increase in receivable                            (2,500)            -           -             -
                                                  ----------    ----------  ----------   ----------
        Total adjustments                            18,345        28,879    (120,797)    1,790,705
                                                  ----------    ----------   ----------  ----------
   Net cash provided by (used) in
    operating activities                            (19,294)      (13,747)     (4,408)     (669,797)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Acquisition of equipment and leasehold improvements    -             -    (551,696)       (8,358)
   Proceeds from the sale of marketable securities        -         4,000           -        95,291
                                                  ----------    ----------  ----------   ----------
   Net cash provided by (used) in
    investing activities                                  -         4,000    (551,696)       86,933
                                                  ----------    ----------  ----------   ----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Stock issued for cash                                  -             -     450,000             -
   Proceeds from issuance of note                         -             -     225,000             -
   Stock subscriptions received                      13,281         9,670      28,005             -
   Repayment of promissory note payable                   -             -           -       (87,764)
   Increase in amount due to officer                      -             -           -        27,500
   Increase in amounts due to affilates                   -             -           -       532,492
                                                  ----------    ----------  ----------   ----------
   Net cash provided by financing activities         13,281         9,670     703,005       472,228

NET INCREASE (DECREASE) IN CASH                      (6,013)          (77)    146,901      (110,636)

CASH, BEGINNING OF PERIOD                             6,123           110          33       146,934

CASH, END OF PERIOD                                     110            33     146,934        36,298
                                                  ==========    ==========  ==========   ==========


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


                                 PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE YEAR ENDED DECEMBER 31, 2005


                                                                                              RETAINED
                                        COMMON STOCK        PREFERRED STOCK      PAID-IN      EARNINGS
                                     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     (DEFICIT)      TOTAL
                                   ----------  --------  ----------  --------  ----------   ------------  ----------
BALANCE AT DECEMBER 31, 2004         342,095   $ 1,369           -    $    -   $1,526,208       $19,021   $1,546,598

  Issuance of common stock to
    directors for services           300,000     1,200      30,000        30      208,800             -      210,030

  Issuance of common stock to
    consultants                    2,765,000    11,060           -         -    1,371,440             -    1,382,500

  Common stock cancelled            (310,000)   (1,240)          -         -     (580,760)            -     (582,000)

  Donated services                         -         -           -         -        3,200             -        3,200

  Net loss during year                     -         -           -         -            -    (2,460,502)  (2,460,502)
                                   ----------  --------  ----------  --------  ----------   ------------  ----------
BALANCE AT DECEMBER 31, 2005
                                   3,097,095   $12,389      30,000       $30   $2,528,888   ($2,441,481)     $99,826
                                   ==========  ========  ==========  ========  ==========   ============  ==========







                     Read independent auditors' report
                The accompanying notes are an integral part
                       of these financial statements.

               PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

Premier Development & Investment, Inc., ("Premier") a Nevada corporation organized on March 29, 2001, is a developer and operator of theme based restaurants and bars. The Company currently operates one restaurant in Orange Park, Florida.

Premier was previously in the development stage.

Consolidation
-------------

The consolidated financial statements include the accounts and balances of Premier, and its wholly owned subsidiary Player's Grille ("Player's"), collectively, the "Company". All significant intercompany accounts and transactions have been eliminated in the consolidating process.

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

Investment in Investee
----------------------

Premier issued 1,000,000 shares of its Class A voting common stock for a 20% interest in Coconut Grove Group, Ltd. This investment is accounted for using the equity method which is cost, as adjusted for Premier's proportionate share of undistributed earnings or losses as Premier could exercise significant influence over the financial and operating activities of Coconut Grove Group, Ltd. This investment was sold in fiscal 2004 with the Company taking back a promissory note in lieu of a cash payment.

In 2005, the individual responsible for making the payments on the promissory note defaulted on the grounds that he believed that additional common stock of the Company should have been issued to him for services rendered. This resulted in a charge to operations of $(157,710). The only asset held by the Investee at December 31, 2005 are shares of stock in the Company. This transaction has resulted in litigation by the individual against the Company. See Note J.

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

Depreciation expense for the year ended December 31, 2005 was $147,339.

Goodwill
--------

The Company records its investment in goodwill in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets". Under this principle goodwill is not amortized, it is however tested for impairment at least on an annual basis. Based on management's assessment at December 31, 2005, the goodwill recorded was found not to be impaired.

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

NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd. condensed financial information of the investee at December 31, 2005 is as follows:

Sales                                               $0
Gross Profit                                        $0
Net income (loss) from continuing operations        $0
Net income (loss)                                   $0


NOTE C - RESCIND OF PREVIOUS ACQUISITION

On July 29, 2004 Premier acquired Netex d/b/a Countrywide Realty Services, Inc. (Countrywide). Countrywide is engaged in the mortgage broker business. The results of operations of Countrywide are included in the accompanying financial statements since the date of acquisition. Premier issued 500,000 of its $.00002 par value common stock valued at $432,000 in connection with this acquisition. The total cost of the acquisition exceeded the fair value of the net assets of Countrywide by $432,000. This excess was recorded as goodwill. On April 21, 2005, the Company at its option rescinded this transaction due to the non-performance of the original seller and received back the 500,000 shares of common stock and reduced goodwill by $432,000. The rescind resulted in a loss on discontinued operations of ($3,431)

NOTE D - STOCK REGISTRATION

Premier has filed a registration statement with the Securities and Exchange Commission which was declared effective November 13, 2001, to register 6,735,000 shares of its $.001 par value Class A voting common stock on behalf of its stockholders. In connection with the selling stockholders' registration and the incremental difference between the option and warrant exercise price compared to recent issuances of Premier's common stock, any offering costs (consisting of legal, accounting and filing fees) will be expensed as the benefit to the selling stockholders' and the incremental difference between the option and warrant exercise price compared to recent issuances of Premier's common stock do not allow the capitalization of such costs.

NOTE E - STOCK AND WARRANT ISSUANCE

On May 27, 2005 Premier issued 1,329,983 warrants in the form of a stock dividend to all shareholders of record on June 8, 2005. Shareholders as of the record date will receive 1 warrant for every 50 shares of Class A common shares held. Each warrant is exercisable into a share of the Company's Class A voting common stock at a price of three dollars and fifty cents ($3.50) per share. The warrants expire on December 31, 2007, unless otherwise extended by the Company.

On August 5, 2005 the Company issued 2,765,000 of the Company's $.004 par value Class A voting common shares to individuals, advisors, consultants and entities for services rendered. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933. The aggregate value of the services rendered aggregated $ 1,382,500.

NOTE F - RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2005, Premier recorded an expense of $552,500 payable to Stag Financial Group, Inc. for services provided and out-of-pocket expenses incurred related to maintaining Premier's ongoing compliance with Securities and Exchange Commission rules and regulations. This amount is reflected in current liabilities in the accompanying balance sheet. Premier's President and Chief Executive Officer, J. Scott Sitra, is also the President and Chief Executive Officer of Stag Financial Group, Inc.

Premier did not enter into any other transactions during the fiscal year ended December 31, 2005, with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct material interest in us.

Premier utilizes a portion of a shareholder's corporate office as its primary office without charge.

NOTE G - DONATED SERVICES

For the year ended December 31, 2005 the president and secretary of Premier performed services on behalf of Premier with a fair value of $3,200. The donated value of these services was recorded as contributed capital.

NOTE H - REVERSE STOCK SPLIT

On May 17, 2005, the Board of Directors authorized a 1 for 200 reverse stock split, thereby changing the number of authorized shares to 250,000,000 and increasing the par value of each share from $.00002 to $.004. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

NOTE I - PREFERRED STOCK

The Company's Series A Convertible Preferred Stock, $0.001 par value, accrues no interest and has no scheduled dividend payments. Holders of the Preferred Stock may convert their holdings into shares of Common Stock, Class A, $0.0004 par value, at a ratio of 100 shares of common stock for each share of preferred stock converted. The earliest any holder of Preferred Stock may convert their holdings into common shares is on or after September 6, 2007. Each share of Preferred Stock carries 100 votes in all shareholder matters submitted to a vote.

NOTE J - COMMITMENTS & CONTINGENCIES

Operating Leases
----------------

The Company (through its Player's subsidiary) leases restaurant space and restaurant/office equipment under a long-term operating lease through February 2007. Future minimum lease payments required under these operating leases are $163,551 and $13,269 for 2006 and 2007, respectively.

Rent expense for the year ended December 31, 2005 was $167,516.

Litigation
----------

The Company is a defendant in a lawsuit brought on by the individual who acquired the Company's investment in Coconut Grove Group Ltd. The plaintiff claims negligent misrepresentation and breach of contract. The Company believes that they have performed all necessary obligations under the contract and intends to vigorously defend its position. The Company's legal counsel cannot offer an opinion as to the likely outcome of this case.

Employment and Consulting Agreements
------------------------------------

The Company entered into a 3 year employment agreement with an officer of Premier and an employee of Players, respectively and a 1year consulting agreement with an officer of Premier. The compensation to be received by the individuals will be in the form of common and preferred stock of Premier. For the year ended December 31, 2005, the individuals under the employment and consulting agreements received 300,000 shares of common stock and 30,000 shares of preferred stock. The aggregate value of the services rendered aggregated $210,030.

Note Payable
------------

The Company has a note payable to two individuals bearing interest at the rate of 5% due in fiscal 2006. Accrued interest of $16,380 is included in accrued expenses on the accompanying balance sheet related to this note.

NOTE K - INCOME TAXES

For income tax purposes the Company incurred a net operating loss of $(2,460,502), which can be used to offset future federal and state taxable income through 2025. The potential tax benefit of this loss is estimated to be $861,176 of which the Company provided a valuation allowance of $(861,176).

NOTE L - SEGMENT INFORMATION

For the year ended December 31, 2005, the Company operated in three business segments; in a joint venture with an investee (Premier) casual sports bar dining (Players), and for a partial year with a mortgage broker (Netex). Separate management of each segment is required because each business unit is subject to different marketing, delivery and technology strategies.

At December 31, 2005, and for the year then ended, information on reportable segments is as follows:


                             Investee        Players         Netex         Total
                          --------------  -------------  ------------  --------------
   External revenues        $        -     $1,250,797     $       -     $ 1,250,797
                           ============    ===========    ==========    ============
   Intersegment revenues    $        -     $        -     $       -      $        -
                           ============    ===========    ==========    ============
   Interest expense, net    $        -     $        -     $       -      $        -
                           ============    ===========    ==========    ============
   Depreciation             $        -     $  147,339     $       -      $  147,339
                           ============    ===========    ==========    ============
   Loss from continuing
      operations            $        -    $  (147,260)    $       -      $ (147,260)
                           ============    ===========    ==========    ============
   Loss from discontinued
      operations            $        -     $        -     $  (3,431)     $   (3,431)
                           ============    ===========    ==========    ============
