Form 10QSB
period 2006-03-31
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2006-05-22
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at May 15, 2006
           -----                                 ---------------------------

Common Stock, Class A, $0.004 par value                   3,600,955


Transitional Small Business Disclosure Form (check one): Yes [ ]     No [X]

                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.          Financial Statements..................................3

                  Balance Sheet
                    for the period ended March 31, 2006 (unaudited) and the period ended December 31, 2005 (audited)...3

                  Statement of Operations (unaudited)
                    for the three months ended March 31, 2006,
                    for the three months ended March 31, 2005..........4

                  Statement of Cash Flow (unaudited)
                    for the three months ended March 31, 2006,
                    for the three months ended March 31, 2005..........5

                  Notes to Financial Statements (unaudited)............7

Item 2.           Management's Discussion and Analysis or
                    Plan of Operation.................................12

Item 3.           Controls and Procedures.............................15

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings...................................16

Item 2.           Unregistered Sales of Equity Securities
                    and Use of Proceeds...............................16

Item 3.           Defaults Upon Senior Securities.....................17

Item 4.          Submission of Matters to a Vote of Security Holders..17

Item 5.           Other Information...................................17

Item 6.           Exhibits and Reports on Form 8-K....................17

                  Signatures..........................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET


                                      ASSETS
                                                            March 31,    December 31,
                                                              2006           2005
                                                           (unaudited)    (audited)
                                                           -----------   ------------
CURRENT ASSETS
  Cash                                                     $   9,116    $    36,298
  Due from affiliate                                           2,500          2,500
  Inventory                                                   20,053         20,141
  Prepaid expenses                                            11,148            748
                                                         -----------    -----------
      Total current assets                                    42,817         59,687
                                                         -----------    -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                                  296,797        296,797
  Leasehold improvements                                     263,257        263,257
  Less accumulated depreciation                             (246,125)      (209,290)
                                                         -----------    -----------
      Total equipment and leasehold improvements, net        313,929        350,764
                                                         -----------    -----------
OTHER ASSETS
  Goodwill                                                   436,586        436,586
  Other                                                       12,447         12,448
                                                         -----------    -----------
      Total other assets                                     449,033        449,034
                                                         -----------    -----------


      TOTAL ASSETS                                       $   805,779    $   859,485
                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $    10,000    $    63,649
  Due to affiliate                                           562,500        552,500
  Due to officer                                              28,468         27,500
  Promissory note, current portion                           132,390        116,010
                                                         -----------    -----------
      Total current liabilities                              733,358        759,659


      TOTAL LIABILITIES                                  $   733,358    $   759,659
                                                         ===========    ===========

STOCKHOLDERS' EQUITY
    Class A voting common stock, $0.004 par value
       250,000,000 shares authorized;
       3,400,945 and 3,097,095 shares
       issued and outstanding, respectively                   13,605         12,389
    Class B voting common stock, $0.001 par value
       10,000,000 shares authorized;
       -0- and -0- shares
       issued and outstanding, respectively                        -              -
    Preferred stock, $0.001 par value
       20,000,000 shares authorized;
       30,000 and 30,000 shares
       issued and outstanding, respectively                       30             30
    Additional paid in capital                             3,295,175      2,528,888
    Retained deficit                                      (2,536,389)    (2,441,481)
    Less common stock subscribed                            (700,000)             -
                                                         -----------    -----------
    Total stockholders' equity                                72,421         99,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   805,779    $   859,485
                                                         ===========    ===========

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                    3-months         3-months
                                                      Ended            Ended
                                                     3/31/06          3/31/05
                                                  -------------    -------------

Revenues                                             $295,979          $347,616

Cost of goods sold                                    124,343           161,824

Gross profit                                          171,636           185,792

General and administrative expenses                   266,544           219,317
                                                      --------          --------
Gain (Loss) on operations                             (94,908)          (33,525)
                                                      ========          ========
Income tax                                                  -                 -

Net income (loss)                                     (94,908)          (33,525)
                                                      ========          ========

(Loss) per common share

    Basic                                               (0.03)           (0.10)
                                                      =========        =========

    Fully diluted                                       (0.03)           (0.10)
                                                      =========        =========
Weighted average number of shares
    Basic                                             3,139,317         342,120

    Fully diluted                                     3,139,317         342,120



Note: All share amounts reflect a 200-for-1 reverse stock split effective June 9, 2005.

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                    3-months         3-months
                                                      Ended            Ended
                                                     3/31/06          3/31/05
                                                  -------------    -------------
Cash flows from operating activities:
   Net (loss)                                       ($94,908)        ($33,525)
   Adjustments to reconcile net (loss) to
    cash (used) in operating activities:

      Depreciation                                    36,835           36,616
      Common stock issued in connection
        with services provided by consultants         67,503                -
      Decrease (increase) in inventory                    88           (2,996)
      Decrease (increase) in prepaid expenses        (10,400)             743
      (Increase) in other                                  -           (2,341)
      Decrease in other assets                             -            4,149
      (Decrease) in accounts payable                 (48,637)          (1,072)
      (Decrease) in due to affiliate                       -          (20,000)
                                                    --------         --------
   Total adjustments                                  45,389           15,099
                                                    --------         --------
   Net cash (used) in operations                    ($49,519)        ($18,426)
                                                    --------         --------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements        -           (6,319)
   Proceeds from promissory note receivable                -           30,000
                                                    --------         --------
   Net cash provided by investing activities         $     -          $23,681

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Increase in amounts due to officer                    962                -
   Increase in amounts due to affiliate               21,375                -
   Repayment of promissory note payable                    -          (29,730)
                                                    --------         --------
   Net cash provided by (used)
     by financing activities                         $22,337         ($29,730)

Net (decrease) in cash                              ($27,182)        ($24,474)

Cash at beginning of the period                       36,298          146,934
                                                    --------         --------
Cash at end of the period                           $  9,116         $122,459
                                                    ========         ========

              PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31,2006
                                  (UNAUDITED)

                                                                                              RETAINED
                                        COMMON STOCK        PREFERRED STOCK      PAID-IN      EARNINGS
                                     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     (DEFICIT)      TOTAL
                                   ----------  --------  ----------  --------  ----------   ------------  ----------
BALANCE, DECEMBER 31, 2005
 (AUDITED)                         3,097,095   $12,389      30,000       $30   $2,528,888   ($2,441,481)     $99,826

  Exercise of warrants               200,000       800           -         -      699,200             -      700,000

  Issuance of common stock
   to consultants for services       103,850       416           -         -       67,087             -       67,503

  Less common stock subscribed             -         -           -         -            -             -     (700,000)

  Net loss during period                   -         -           -         -            -       (94,908)     (94,908)
                                   ----------  --------  ----------  --------  ----------   ------------  ----------
BALANCE AT MARCH 31, 2006          3,400,945   $13,605      30,000       $30   $3,295,175   ($2,536,389)     $72,421
                                   ==========  ========  ==========  ========  ==========   ============  ==========



               PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

Interim Unaudited Financial Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three-months ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2005 filed on Form 10-KSB on April 14, 2005.

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

In 2005, the individual responsible for making the payments on the promissory note defaulted on the grounds that he believed that additional common stock of the Company should have been issued to him for services rendered. This resulted in a charge to operations of ($157,710). The only asset held by the Investee at December 31, 2005 are shares of stock in the Company. This transaction has resulted in litigation by the individual against the Company. See Note H.

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

Depreciation expense for the three-months ended March 31, 2006 was $36,835.

Goodwill
--------

The Company records its investment in goodwill in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets". Under this principle goodwill is not amortized, it is however tested for impairment at least on an annual basis. Based on management's assessment at March 31, 2006, the goodwill recorded was found not to be impaired.

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


NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd. condensed financial information of the investee at March 31, 2006 is as follows:

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

NOTE E - STOCK AND WARRANT ISSUANCE

On May 27, 2005 Premier issued 1,329,983 warrants in the form of a stock dividend to all shareholders of record on June 8, 2005. Shareholders as of the record date will receive 1 warrant for every 50 shares of Class A common shares held. Each warrant is exercisable into a share of the Company's Class A voting common stock at a price of three dollars and fifty cents ($3.50) per share. The warrants expire on December 31, 2007, unless otherwise extended by the Company. As of March 31, 2006, 200,000 of these warrants had been exercised by warrant holders.

On February 21, 2006 the Company issued 103,8500 of the its $0.004 par value Class A voting common shares to an outside consultant in connection with the execution of a services contract. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933 and was valued at $67,503.

On April 17, 2006 the Company issued 200,000 of the its $0.004 par value Class A voting common shares to members of its Board of Directors; 100,000 shares each to J. Scott Sitra and Michael Hume. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933 and was aggregately valued at $160,000.

NOTE F - RELATED PARTY TRANSACTIONS

Premier utilizes a portion of a shareholder's corporate office as its primary office without charge.

NOTE G - PREFERRED STOCK

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

NOTE H - COMMITMENTS & CONTINGENCIES

Operating Leases
----------------

The Company (through its Player's subsidiary) leases restaurant space and restaurant/office equipment under a long-term operating lease through February 2007. Future minimum lease payments required under these operating leases are $163,551 and $13,269 for 2006 and 2007, respectively.

Rent expense for the fiscal year ended December 31, 2005 was $167,516.

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

Employment and Consulting Agreements
------------------------------------

The Company entered into a three year employment agreement with an officer of Premier and an employee of Players, respectively and a one year consulting agreement with an officer of Premier. The compensation to be received by the individuals will be in the form of common and preferred stock of Premier. No cash compensation is scheduled to paid to any of these individuals during the course of the fiscal year ending December 31, 2006.

Note Payable
------------

The Company has a note payable to two individuals bearing interest at the rate of 5% due in fiscal 2006. Accrued interest of $16,380 is included in accrued expenses on the accompanying balance sheet related to this note.

NOTE I - INCOME TAXES

For income tax purposes the Company incurred a net operating loss of ($2,536,389), which can be used to offset future federal and state taxable income through 2026. The potential tax benefit of this loss is estimated to be $887,736 of which the Company provided a valuation allowance of ($887,736).

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

Results of Operations

     For the ease of reference, we refer to the three-months ended March 31, 2006 as the quarter ended March 31, 2006 and the period of three-months ended March 31, 2005 as the quarter ended March 31, 2005. We reference the current fiscal year which ends on December 31, 2006 as fiscal 2006.

Revenues

     For the quarter ended March 31, 2006, revenues decreased ($51,637), or (14.9%), to $295,979 compared to $347,616 for the quarter ended March 31, 2005. These revenues were generated entirely from the operation of our wholly owned subsidiary Players Grille, Inc.

     Same store comparable sales for the Players Grille subsidiary the quarter ended March 31, 2006 increased 3.9% compared to the quarter ended March 31, 2005. Customer counts, as measured by overall check counts, increased 8.3% during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

     Despite increased revenues within our Players Grille subsidiary, our overall revenues showed a decline. The reason for this decline in revenue was due to the fact that the quarter ended March 31, 2005 included revenue from our discontinued business unit Countrywide Realty Services, Inc. We rescinded the Countrywide acquisition on April 21, 2005.

Gross Profit

     For the quarter ended March 31, 2006, our gross profit totaled $171,636 compared to $185,792 for the year ago period. This ($14,156), or (7.6%), decline in gross profit was attributable to lower revenues resulting from the discontinued operations of the Countrywide unit.

     Cost of good sold during the quarter ended March 31, 2006 were $124,343 compared to $161,824 for the same period a year ago. The ($37,481), or (23.2%), decrease in cost of goods sold was the result of discontinued operations at the Countrywide unit and better cost control measures within the Players Grille unit.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, depreciation expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $266,544 for the quarter ended March 31, 2006, which was an increase of $47,227, or 21.5%, compared to $219,317 for the quarter ended March 31, 2005. The increase was attributable primarily to a one-time non-cash expense of $67,503 related to the issuance of restricted shares of common stock for services.

Operating and Net Loss

     Our operating and net loss for the quarter ended March 31, 2006 was ($94,908) compared to an operating loss of ($33,525) for the quarter ended March 31, 2005. The $61,383, or 183.1%, increase in operating and net loss is attributable primarily to a one-time non-cash expense of $67,503 related to the issuance of restricted shares of common stock for services.

Liquidity and Capital Resources

     As of March 31, 2006, we had current assets aggregating $42,817, comprised of $9,116 in cash or cash equivalents, a note receivable of $2,500, inventory of $20,053, and prepaid expenses of $11,148.

     As of March 31, 2006 we had other assets consisting of a $560,054 in equipment and leasehold improvements, less accumulated depreciation of ($246,125), goodwill of $436,586, and other assets of $12,447.

     As of March 31, 2006, we had current liabilities aggregating $733,358, comprised of accounts payable of $10,000, a note due to an officer of $28,468, accounts due to an affiliate of $562,500, and a promissory note payable by us of $132,390.

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

     - generate a small amount of secondary or alternative revenue streams by providing professional restaurant and bar management consulting services through the collective expertise of our management team; and

     - better diversify our restaurant and bar portfolio to minimize our risk exposure to any single operation or concept.

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

Employees

     As of May 15, 2006, we had 33 employees.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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


(B)      Reports on Form 8-K
         -------------------

         Form 8-K filed on January 3, 2006 containing information related to the issuance of 300,000 shares of restricted common stock, class A, $0.004 par value to officers, directors and consultants. The value of these shares aggregated $210,000.

         Form 8-K filed on January 27, 2006 containing the press release announcing December 2005 comparable same store sales results.

         Form 8-K filed on February 22, 2006 containing information regarding the issuance of 103,850 shares of restricted common stock, class A, $0.004 par value, which were valued at $67,502.50, and the exercise of 200,000 outstanding $3.50 stock purchase warrants into 200,000 shares of unrestricted common stock.

         Form 8-K filed on February 28, 2006 containing the press release announcing January 2006 comparable same store sales results.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: May 18, 2006               By: /s/ J. Scott Sitra
                                      -------------------------------------
                                      J. Scott Sitra
                                      President and Chief Executive Officer

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

Date: May 18, 2006            /s/ J. Scott Sitra
                              -------------------------------------------
                              J. Scott Sitra
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.




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


Date: May 18, 2006            /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.