Form 10QSB
period 2006-06-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2006-08-14
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

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

                       (813) 932-6822; (209) 254-8191 fax
                       ----------------------------------
                           (Issuer's telephone number)

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
Yes [ ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at August 10, 2006
           -----                                 ------------------------------

Common Stock, Class A, $0.004 par value                   3,600,945


Transitional Small Business Disclosure Form (check one): Yes [ ]     No [X]

                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements.....................................3

              Balance Sheet
                for the period ended June 30, 2006 (unaudited)
                and the period ended December 31, 2005 (audited).......3

              Statement of Operations (unaudited)
                for the three and six-months ended June 30, 2006,
                for the three and six-months ended June 30, 2005.......4

              Statement of Cash Flow (unaudited)
                for the three and six-months ended June 30, 2006,
                for the three and six-months ended June 30, 2005.......5

              Notes to Financial Statements (unaudited)................7

Item 2.       Management's Discussion and Analysis or
                Plan of Operation.....................................12

Item 3.       Controls and Procedures.................................16

                                     PART II
                                OTHER INFORMATION

Item 1.       Legal Proceedings.......................................16

Item 2.       Unregistered Sales of Equity Securities
                and Use of Proceeds...................................17

Item 3.       Defaults Upon Senior Securities.........................17

Item 4.       Submission of Matters to a Vote of Security Holders.....17

Item 5.       Other Information.......................................17

Item 6.       Exhibits and Reports on Form 8-K........................18

              Signatures..............................................18

              Principal Executive Officer Certification...............18

              Principal Financial Officer Certification...............19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET


                                      ASSETS
                                                            June 30,     December 31,
                                                              2006           2005
                                                           (unaudited)    (audited)
                                                           -----------   ------------
CURRENT ASSETS
  Cash                                                     $   8,785    $    36,298
  Due from affiliate                                           2,500          2,500
  Inventory                                                   20,143         20,141
  Prepaid expenses                                            10,661            748
                                                         -----------    -----------
      Total current assets                                    42,089         59,687
                                                         -----------    -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                                  297,284        296,797
  Leasehold improvements                                     263,257        263,257
  Less accumulated depreciation                             (282,960)      (209,290)
                                                         -----------    -----------
      Total equipment and leasehold improvements, net        277,581        350,764
                                                         -----------    -----------
OTHER ASSETS
  Goodwill                                                   436,586        436,586
  Other                                                       12,361         12,448
                                                         -----------    -----------
      Total other assets                                     448,947        449,034
                                                         -----------    -----------


      TOTAL ASSETS                                       $   768,617    $   859,485
                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $    20,000    $    63,649
  Due to affiliate                                           640,000        552,500
  Due to officer                                              28,462         27,500
  Promissory note, current portion                           132,390        116,010
                                                         -----------    -----------
      Total current liabilities                              820,852        759,659


      TOTAL LIABILITIES                                  $   820,852    $   759,659
                                                         ===========    ===========

STOCKHOLDERS' EQUITY
    Class A voting common stock, $0.004 par value
       250,000,000 shares authorized;
       3,600,945 and 3,097,095 shares
       issued and outstanding, respectively                   14,404         12,389
    Class B voting common stock, $0.001 par value
       10,000,000 shares authorized;
       -0- and -0- shares
       issued and outstanding, respectively                        -              -
    Preferred stock, $0.001 par value
       20,000,000 shares authorized;
       30,000 and 30,000 shares
       issued and outstanding, respectively                       30             30
    Additional paid in capital                             3,454,375      2,528,888
    Retained deficit                                      (2,741,044)    (2,441,481)
    Deferred compensation                                    (80,000)             -
    Less common stock subscribed                            (700,000)             -
                                                         -----------    -----------
    Total stockholders' equity                               (52,235)        99,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   768,617    $   859,485
                                                         ===========    ===========

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    3-months         3-months         6-months         6-months
                                                      Ended            Ended            Ended           Ended
                                                  June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                                  -------------    -------------    -------------    -------------

Revenue                                               $239,776         $285,576         $535,755        $633,192

Cost of goods sold                                     146,321          133,735          320,080         295,440
                                                      --------         --------         --------        --------
Gross profit                                            93,455          151,841          215,675         337,752

General and administrative expense                     300,613          270,777          515,238         490,213
                                                      --------         --------         --------        --------
Gain (loss) on operations                             (207,158)        (118,936)        (299,563)       (152,461)
                                                      ========         ========         ========        ========

Gain (loss) on discontinued business                         -          (32,162)               -         (32,162)

Gain (loss) before income tax                         (207,158)        (151,098)        (299,563)       (184,623)

Income tax                                                   -                -                -               -

Net income (loss)                                     (207,158)        (151,098)        (299,563)       (184,623)
                                                      ========         ========         ========        ========

Net income (loss) per common share

    Basic                                               (0.06)          (0.45)           (0.09)           (0.54)
                                                      =========        =========        =========       =========

    Fully diluted                                       (0.06)          (0.45)           (0.09)           (0.54)
                                                      =========        =========        =========       =========
Weighted average number of shares
    Basic                                             3,359,732          336,811        3,250,134         339,466

    Fully diluted                                     3,359,732          336,811        3,250,134         339,466


                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    3-months         3-months         6-months         6-months
                                                      Ended            Ended            Ended           Ended
                                                  June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                                  -------------    -------------    -------------    -------------


Cash flows from operating activities:
   Net (loss) earnings                             ($207,158)       ($151,098)       ($299,563)         ($184,623)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

       Depreciation                                   36,835           36,616           73,670             73,232
       Common stock issued in connection with
         services provided by consultants             80,000                -          227,502                  -
       Decrease (Increase) in inventory                  (90)           6,114               (2)             3,118
      (Increase) in other                                  -          (19,972)               -           (44,411)
       Increase in accounts payable                    2,500           33,500                -             32,428
      (Increase) Decrease in prepaid expenses            573              743           (9,826)             2,961
      (Decrease) Increase in due to affiliate              -           11,208          (43,649)            (8,792)
                                                    --------         --------         --------           --------
   Net cash provided by (used) in operations        ($87,340)        ($82,889)        ($51,868)         ($126,087)
                                                    --------         --------         --------           --------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements     (487)            (466)            (487)            (6,786)
   Proceeds from promissory note receivable                -           15,000                -             45,000
                                                    --------         --------         --------           --------
   Net cash provided by (used) in investing            ($487)        $ 14,534            ($487)          $ 38,214
                                                    --------         --------         --------           --------

Cash flows from financing activities:
   Stock cancellation due to reverse split                 -           (1,475)               -             (1,475)
   Repayment of promissory note payable                    -          (29,730)               -            (34,687)
   (Decrease) Increase in amounts due to officer          (4)               -              962                  -
   Increase in amounts due to affiliates              87,500                -           23,880                  -
                                                    --------         --------         --------           --------
   Net cash provided by (used) in financing         $ 87,496         ($31,205)        $ 24,842           ($36,162)
                                                    --------         --------         --------           --------

Net increase (decrease) in cash                        ($331)        ($99,560)        ($27,513)         ($124,035)

Cash at beginning of the period                        9,116          122,459           36,298            146,934
                                                    --------         --------         --------           --------
Cash at end of the period                           $  8,785         $ 22,899         $  8,785           $ 22,899
                                                    ========         ========         ========           ========

              PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30,2006
                                  (UNAUDITED)

                                                                                              RETAINED
                                        COMMON STOCK        PREFERRED STOCK      PAID-IN      EARNINGS
                                     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     (DEFICIT)      TOTAL
                                   ----------  --------  ----------  --------  ----------   ------------  ----------
BALANCE, DECEMBER 31, 2005
 (AUDITED)                         3,097,095   $12,389      30,000       $30   $2,528,888   ($2,441,481)     $99,826

  Exercise of warrants               200,000       800           -         -      699,200             -      700,000

  Issuance of common stock
   to consultants for services       103,850       415           -         -       67,087             -       67,502

  Issuance of common stock
   to officers                       200,000       800           -         -      159,200             -      160,000

  Less common stock subscribed             -         -           -         -            -             -     (700,000)

  Deferred compensation                    -         -           -         -            -             -      (80,000)

  Net loss during period                   -         -           -         -            -      (299,563)    (299,563)
                                   ----------  --------  ----------  --------  ----------   ------------  ----------
BALANCE AT MARCH 31, 2006          3,600,945   $14,404      30,000       $30   $3,454,375   ($2,741,044)    ($52,235)
                                   ==========  ========  ==========  ========  ==========   ============  ==========



               PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

Interim Unaudited Financial Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six-months ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2005 filed on Form 10-KSB on April 14, 2005.

Consolidation
-------------

The consolidated financial statements include the accounts and balances of Premier and its wholly owned subsidiary Player's Grille ("Player's"), collectively, the "Company". All significant intercompany accounts and transactions have been eliminated in the consolidating process.

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

In 2005, the individual responsible for making the payments on the promissory note defaulted on the grounds that he believed that additional common stock of the Company should have been issued to him for services rendered. This resulted in a charge to operations of ($157,710). The only asset held by the Investee at December 31, 2005 are shares of stock in the Company. This transaction has resulted in litigation by the individual against the Company. See Note G.

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

Depreciation of equipment and leasehold improvements is calculated using the straight-line method based on the respective assets estimated useful lives as follows:

Furniture & equipment                         7 years
Leasehold improvements                        5 years

Depreciation expense for the six-months ended June 30, 2006 was $73,670.

Goodwill
--------

The Company records its investment in goodwill in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets". Under this principle goodwill is not amortized, it is however tested for impairment at least on an annual basis. Based on management's assessment at June 30, 2006, the goodwill recorded was found not to be impaired.

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


NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd. condensed financial information of the investee at June 30, 2006 is as follows:

Sales                                               $0
Gross Profit                                        $0
Net income (loss) from continuing operations        $0
Net income (loss)                                   $0

Also see Note A "Investment in Investee".

NOTE C - RESCIND OF PREVIOUS ACQUISITION

On July 29, 2004 Premier acquired Netex d/b/a Countrywide Realty Services, Inc. (Countrywide). Countrywide is engaged in the mortgage broker business. The results of operations of Countrywide are included in the accompanying financial statements since the date of acquisition. Premier issued 500,000 of its $.00002 par value common stock valued at $432,000 in connection with this acquisition. The total cost of the acquisition exceeded the fair value of the net assets of Countrywide by $432,000. This excess was recorded as goodwill. On April 21, 2005, the Company at its option rescinded this transaction due to the non-performance of the original seller and received back the 500,000 shares of common stock and reduced goodwill by $432,000. The rescind resulted in a loss on discontinued operations of ($3,431)

NOTE D - STOCK AND WARRANT ISSUANCE

On May 27, 2005 Premier issued 1,329,983 warrants in the form of a stock dividend to all shareholders of record on June 8, 2005. Shareholders as of the record date received one (1) warrant for every fifty (50) shares of Class A common shares held. Each warrant is exercisable into a share of the Company's Class A voting common stock at a price of three dollars and fifty cents ($3.50) per share. The warrants expire on December 31, 2007, unless otherwise extended by the Company. As of June 30, 2006, 200,000 of these warrants had been exercised by warrant holders.

On February 21, 2006 the Company issued 103,850 of the its $0.004 par value Class A voting common shares to Jim Daniels, an outside consultant, in connection with the execution of a services contract. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933 and was valued at $67,503. The Company rescinded this contract on May 9, 2006 and has requested the shares returned. Once in the Company's possession, the Company intends to cancel the shares and return them back to the Company's treasury.

On April 17, 2006 the Company issued 200,000 of the its $0.004 par value Class A voting common shares to members of its Board of Directors; 100,000 shares each to J. Scott Sitra and Michael Hume. The stock was issued under the provisions of Rule 144 of the Securities Act of 1933 and was aggregately valued at $160,000.

NOTE E - RELATED PARTY TRANSACTIONS

Premier utilizes a portion of an affiliate shareholder's corporate office as its primary office without charge.

NOTE F - PREFERRED STOCK

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

NOTE G - COMMITMENTS & CONTINGENCIES

Operating Leases
----------------

The Company (through its Player's subsidiary) leases restaurant space and restaurant/office equipment under a long-term operating lease through February 2007. Future minimum lease payments required under these operating leases are $163,551 and $13,269 for 2006 and 2007, respectively.

Rent expense for the fiscal year ended December 31, 2005 was $167,516.

Litigation
----------

The Company is a defendant and plaintiff in various lawsuits (see Part II, Item
1. "Legal Proceedings"), including a lawsuit brought on by Adam Barnett, the individual who acquired the Company's investment in Coconut Grove Group Ltd. The plaintiff claims negligent misrepresentation and breach of contract. The Company believes that they have performed all necessary obligations under the contract and intends to vigorously defend its position and aggressively pursue legal counterclaims against Mr. Barnett. The Company's legal counsel cannot offer an opinion as to the likely outcome of this case. Until this particular legal matter is resolved, the Company does not intend to pursue developing or expanding upon its Coconut Grove themed-concept.

Note Payable
------------

The Company has a note payable to two individuals bearing interest at the rate of 5% due in fiscal 2006. Accrued interest of $16,380 is included in accrued expenses on the accompanying balance sheet related to this note.

NOTE I - INCOME TAXES

For income tax purposes the Company incurred a net operating loss of ($2,741,044), which can be used to offset future federal and state taxable income through 2026. The potential tax benefit of this loss is estimated to be $959,365 of which the Company provided a valuation allowance of ($959,365).

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

Results of Operations

     For the ease of reference, we refer to the three-months ended June 30, 2006 as the quarter ended June 30, 2006 and the period of three-months ended June 30, 2005 as the quarter ended June 30, 2005. We reference the current fiscal year which ends on December 31, 2006 as fiscal 2006.

Revenues

     For the quarter ended June 30, 2006, revenues decreased ($45,800), or (16.0%), to $239,776 compared to $285,576 for the quarter ended June 30, 2005. For the six-months ended June 30, 2006, revenues decreased ($97,437), or (15.4%), compared to the six-months ended June 30, 2005.

     Same store comparable sales for the Players Grille subsidiary the quarter ended June 30, 2006 decreased (8.0%) compared to the quarter ended June 30, 2005; and decreased (2.2%) for the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. Customer counts, as measured by overall check counts, decreased (2.6%) during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, but increased 2.6% for the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The average dollar amount of each guest check was $18.24 and $18.57 for the quarter and six-months ended June 30, 2006, respectively.

     The decrease in revenues and customer counts is reflective of a slow down in the overall restaurant industry, particularly the casual dining segment. We attribute the slow down in our business, along with the restaurant industry as a whole, to general inflationary pressures within the national economy, especially higher gasoline prices being paid by consumers, and rising interest rates. We expect this general trend will remain throughout fiscal 2006 and, possibly, beyond.

Gross Profit

     For the quarter ended June 30, 2006, our gross profit totaled $93,455 compared to $151,841 for the year ago period. Our gross profit for the six-months ended June 30, 2006 totaled $215,675 compared to $337,752 for the six-months ended June 30, 2005. This ($58,386), or (38.5%), decline for the quarter and ($122,077), or (36.1%), decline for the six-months ended June 30,

2006 in gross profit was attributable to a slow down in our core restaurant business and lower revenues resulting from the discontinued operations of the Countrywide unit on April 1, 2005.

     Cost of good sold during the quarter ended June 30, 2006 were $146,321 compared to $133,735 for the same period a year ago. Our cost of goods sold during the six-months ended June 30, 2006 were $320,080 compared to $295,440 for the six-months ended June 30, 2005. The $12,586, or 9.4%, increase for the quarter and $24,640, or 8.3%, increase for the six-months ended June 30, 2006 in cost of goods sold was the result of price increases paid by us for food, beer and liquor in general. We anticipate further increases throughout the remainder of fiscal 2006 in our cost of goods sold as a result of inflationary pressures in the general economy as well as higher transportation costs associated with the delivery of our food, beer and liquor goods.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, depreciation expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $300,613 for the quarter ended June 30, 2006, which was an increase of $29,836, or 11.0%, compared to $270,777 for the quarter ended June 30, 2005. For the six-months ended June 30, 2006 our operating expenses increased $25,025, or 5.1%, to $515,238 from $490,213 for the year ago period. The increase was attributable primarily to higher costs associated with our Securities and Exchange Commission reporting and compliance measures as well as increased costs associated with ongoing litigation and legal matters. We anticipate experiencing further increases and higher-than-normal operating expenses for the next two to four fiscal quarters while we resolve the ongoing legal matters.

Operating Loss

     Our operating loss for the quarter ended June 30, 2006 was ($207,158) compared to an operating loss of ($118,936) for the quarter ended June 30, 2005. Our operating loss for the six-months ended June 30, 2006 was ($299,563) compared to an operating loss of ($152,461) for the six-months ended June 30, 2005. The $88,222, or 74.2%, increase for the quarter and $147,102, or 96.5%
for the six-months ended June 30, 2006 in operating loss is attributable to lower gross profits and higher operating expenses.

Net Loss

     Our net loss for the quarter ended June 30, 2006 was ($207,158) compared to an operating loss of ($151,098) for the quarter ended June 30, 2005. Our operating loss for the six-months ended June 30, 2006 was ($299,563) compared to an operating loss of ($184,623) for the six-months ended June 30, 2005. The $56,060, or 37.1%, increase for the quarter and $114,940, or 62.3% for the six-months ended June 30, 2006 in operating loss is attributable to lower gross profits and higher operating expenses. Additionally, the three-months and six-months ended June 30, 2005 included a one-time loss of ($32,162) associated with the April 1, 2005 rescinding of our Countrywide Realty Services acquisition.

Liquidity and Capital Resources

     As of June 30, 2006, we had current assets aggregating $42,089, comprised of $8,785 in cash or cash equivalents, a note receivable of $2,500, inventory of $20,143, and prepaid expenses of $10,661.

     As of June 30, 2006 we had other assets consisting of a $560,541 in equipment and leasehold improvements, less accumulated depreciation of ($282,960), goodwill of $436,586, and other assets of $12,361.

     As of June 30, 2006, we had current liabilities aggregating $820,852, comprised of accounts payable of $20,000, a note due to an officer of $28,462, accounts due to an affiliate of $640,000, and a promissory note payable by us of $132,390.

Our Operations

Overview

     We are a holding company involved in the development and operation of theme-based restaurant and bar properties. We were incorporated in the state of Nevada on March 29, 2001 and commenced full-scale operations on August 1, 2004.

     Our overall business plan calls for us to invest in and develop a series of theme-based restaurant and bar properties that can evolve into stand alone chains or franchise opportunities. Because we have had limited investment capital and minimal access to capital markets, our strategy for our early operations has been to develop new restaurant and bar concepts through joint ventures, equity investments or general and limited partnerships.

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

     On November 9, 2005 Mr. Barnett filed suit against Premier in the 44th Judicial District, Dallas County, Texas and is seeking unspecified damages unrelated to the CG Group interest or concept. However, because we never received payment in full from the sale of the CG Group interest, we have declared the purchase agreement in default, taken a one-time write-down of ($157,710) during the fourth quarter of fiscal 2005 as a result of this default, and are pursuing legal remedies through litigation.

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

     Premier is very pleased with the operating results it has experienced with its initial unit and intends to further develop the Players Grille concept.

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

Employees

     As of August 10, 2006, we had 28 employees.

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

     On September 1, 2005, a civil suit was filed against numerous defendants, including, amongst others, Premier, former officers Andrew L. Jones and Eric R. Boyer, and current officer J. Scott Sitra, in the Superior Court of New Jersey, Union County, alleging unlawful faxing. The lawsuit is frivolous and we are aggressively defending ourselves in court. As of August 10, 2006 three of the four allegations made in the lawsuit have been dismissed by the court.

     On November 9, 2005, a civil suit was filed against us in Dallas County, Texas by Adam Barnett of Miami, Florida seeking unspecified damages. We believe this to be frivolous in nature and we are aggressively defending ourselves and pursuing a multitude of legal counterclaims in court against Mr. Barnett. We do not believe that this suit, or any counterclaims, will have any material adverse impact upon our operations or financial condition.

     On November 11, 2005 our legal counsel at Drinker, Biddle and Reath, LLP sent a cease and desist demand letter to Victoria Wright of Miami, Florida, an employee of Mr. Barnett's, relating to the recent Internet domain name hijackings of our domains www.premierdev.com and www.playersgrille.com. Until we resolve this matter and these domain names are returned to us we will use the temporary corporate domain names www.premierdev.info and www.playersgrille.info. We do not believe that this matter will have any material adverse impact upon our operations or financial condition.

     On February 21, 2006 we entered into a services contract with outside consultant Jim Daniels, a Maryland resident. Under the terms of the contract Mr. Daniels was issued 103,500 shares of our common stock, class A, $0.004 par value which was valued at $67,503. The contract was rescinded on May 9, 2006 with no services performed and we have requested the return of the shares. Should Mr. Daniels refuse to return the shares, Premier will file a lawsuit in Hillsborough County, Tampa, Florida seeking recovery of the shares plus other damages and relief. Once recovered, Premier will cancel the shares and return them to Premier's corporate treasury. In the event we are forced to file a lawsuit against Mr. Daniels, we do not believe that it would have any material adverse impact upon our operations or financial condition.

     We are not currently party to any other legal proceedings, nor are we aware of any other pending or threatened actions against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on April 17, 2006. Of the 6,400,955 eligible votes, 6,156,573 were cast in person and by proxy. The shareholders approved the following items.

     1.   For the election of the following persons as Directors:
           * J. Scott Sitra, number of votes cast for: 6,156,073; votes cast against: none; votes abstained: 500.

           * Michael Hume, number of votes cast for: 6,156,073; votes cast against: none; votes abstained: 500.

     2. To ratify Baumann, Raymando & Co., PA as the Company's independent auditor for the fiscal year ending December 31, 2006, number of votes cast for: 6,156,073; votes cast against: none; votes abstained: 500.


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


(B)      Reports on Form 8-K
         -------------------

         Form 8-K filed on April 18, 2006 containing information related to the issuance of 200,000 shares of restricted common stock, class A, $0.004 par value to members of the Board of Directors. The value of these shares aggregated $160,000. Also contained in this Form 8-K report was the voting results from the 2006 Annual Shareholders Meeting held on April 17, 2006.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: August 14, 2006             By: /s/ J. Scott Sitra
                                       -------------------------------------
                                       J. Scott Sitra
                                       President and Chief Executive Officer




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


Date: August 14, 2006         /s/ J. Scott Sitra
                              -------------------------------------------
                              J. Scott Sitra
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.



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


Date: August 14, 2006         /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.