Form 10QSB
period 2006-09-30
PREMIER DEVELOPMENT & INVESTMENT INC
filed 2006-11-21
CIK 1140003

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                          Commission File No. 000-33005


                     PREMIER DEVELOPMENT & INVESTMENT, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   NEVADA                               52-2312117
      -------------------------------              -------------------
      (State or other jurisdiction of                (IRS Employer
       Incorporation or Organization)              Identification No.)


              1605-145 County Rd. #220, Orange Park, Florida  32003
         ---------------------------------------------------------------
                    (Address of Principal Executive offices)

                                 (813) 200-3341
                       ----------------------------------
                           (Issuer's telephone number)

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
Yes [ ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                              Outstanding at November 17, 2006
           -----                              --------------------------------

Common Stock, Class A, $0.004 par value                   3,600,945


Transitional Small Business Disclosure Form (check one): Yes [ ]     No [X]

                     PREMIER DEVELOPMENT & INVESTMENT, INC.


                                TABLE OF CONTENTS
                                   FORM 10-QSB

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements............................................3

            Balance Sheet
              for the period ended September 30, 2006 (unaudited)
              and the period ended December 31, 2005 (audited)..............3

            Statement of Operations (unaudited)
              for the three and nine-months ended September 30, 2006,
              for the three and nine-months ended September 30, 2005........4

            Statement of Cash Flow (unaudited)
              for the three and nine-months ended September 30, 2006,
              for the three and nine-months ended September 30, 2005........5

            Notes to Financial Statements (unaudited).......................7

Item 2.     Management's Discussion and Analysis or
              Plan of Operation............................................12

Item 3.     Controls and Procedures........................................16

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings..............................................16

Item 2.     Unregistered Sales of Equity Securities
              and Use of Proceeds..........................................17

Item 3.     Defaults Upon Senior Securities................................17

Item 4.     Submission of Matters to a Vote of Security Holders............17

Item 5.     Other Information..............................................17

Item 6.     Exhibits and Reports on Form 8-K...............................18

            Signatures.....................................................18

            Principal Executive Officer Certification......................18

            Principal Financial Officer Certification......................19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET


                                      ASSETS
                                                          September 30,  December 31,
                                                              2006           2005
                                                           (unaudited)    (audited)
                                                           -----------   ------------
CURRENT ASSETS
  Cash                                                     $  18,413    $    36,298
  Due from affiliate                                           2,500          2,500
  Inventory                                                   18,471         20,141
  Prepaid expenses                                            10,660            748
                                                         -----------    -----------
      Total current assets                                    50,044         59,687
                                                         -----------    -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                                  297,284        296,797
  Leasehold improvements                                     263,257        263,257
  Less accumulated depreciation                             (319,795)      (209,290)
                                                         -----------    -----------
      Total equipment and leasehold improvements, net        240,746        350,764
                                                         -----------    -----------
OTHER ASSETS
  Goodwill                                                   436,586        436,586
  Other                                                       12,361         12,448
                                                         -----------    -----------
      Total other assets                                     448,947        449,034
                                                         -----------    -----------


      TOTAL ASSETS                                       $   739,737    $   859,485
                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $    22,065    $    63,649
  Due to affiliate                                           727,526        552,500
  Due to officer                                              28,462         27,500
  Promissory note, current portion                           132,390        116,010
                                                         -----------    -----------
      Total current liabilities                              910,443        759,659


      TOTAL LIABILITIES                                  $   910,443    $   759,659
                                                         ===========    ===========

STOCKHOLDERS' EQUITY
    Class A voting common stock, $0.004 par value
       250,000,000 shares authorized;
       3,600,945 and 3,097,095 shares
       issued and outstanding, respectively                   14,404         12,389
    Class B voting common stock, $0.001 par value
       10,000,000 shares authorized;
       -0- and -0- shares
       issued and outstanding, respectively                        -              -
    Preferred stock, $0.001 par value
       20,000,000 shares authorized;
       30,000 and 30,000 shares
       issued and outstanding, respectively                       30             30
    Additional paid in capital                             3,454,375      2,528,888
    Retained deficit                                      (2,899,515)    (2,441,481)
    Deferred compensation                                    (40,000)             -
    Less common stock subscribed                            (700,000)             -
                                                         -----------    -----------
    Total stockholders' equity                              (170,706)        99,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   739,737    $   859,485
                                                         ===========    ===========

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    3-months         3-months         9-months         9-months
                                                      Ended            Ended            Ended           Ended
                                                     9/30/06          9/30/05          9/30/06         9/30/05
                                                  -------------    -------------    -------------    -------------

Revenue                                               $275,881        $323,641         $811,637        $963,160

Cost of goods sold                                     168,209         134,271          504,446         430,538
                                                    -----------     -----------      -----------     -----------
Gross profit                                           107,672         189,370          307,191         532,622

General and administrative expense                     266,143       1,595,998          765,225       2,091,711
                                                    -----------     -----------      -----------     -----------
Gain (loss) on operations                             (158,471)     (1,406,628)        (458,034)     (1,559,089)
                                                    ===========     ===========      ===========     ===========

Gain (loss) on discontinued business                         -               -                -         (32,162)

Gain (loss) before income tax                         (158,471)     (1,406,628)        (458,034)     (1,591,251)

Income tax                                                   -               -                -               -

Net income (loss)                                     (158,471)     (1,406,628)        (458,034)     (1,591,251)
                                                    ===========     ===========      ===========     ===========

Net income (loss) per common share

    Basic                                               (0.05)         (1.56)           (0.14)          (0.79)
                                                    ===========     ===========      ===========     ===========

    Fully diluted                                       (0.05)         (1.56)           (0.14)          (0.79)
                                                    ===========     ===========      ===========     ===========
Weighted average number of shares
    Basic                                            3,397,095         379,601        3,299,659        413,150

    Fully diluted                                    3,397,095         379,601        3,299,659        413,150



NOTE: ALL SHARE FIGURES AND AMOUNTS HAVE BEEN ADJUSTED TO REFLECT A 1-FOR-200
      REVERSE STOCK SPLIT EFFECTED ON JUNE 9, 2005.

                PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    3-months         3-months         9-months         9-months
                                                      Ended            Ended            Ended           Ended
                                                     9/30/06          9/30/05          9/30/06         9/30/05
                                                  -------------    -------------    -------------    -------------


Cash flows from operating activities:
   Net (loss) earnings                             ($158,471)    ($1,406,628)        ($458,034)       ($1,591,251)
   Adjustments to reconcile net (loss) to
    cash provided by (used) in operating
    activities:

       Depreciation                                   36,835           36,616          110,505            109,848
       Deferred compensation                               -                -          (40,000)                 -
       Donated services of officers                        -            1,000                -              3,200
       Common stock issued for services               40,000        1,382,500          227,502          1,382,500
      (Increase) in inventory                              -           (3,172)               -                (54)
       Decrease in inventory                           1,672                -            1,670                  -
       Decrease in prepaid expenses                        -              743                -              2,229
      (Increase) in prepaid expenses                       -                -           (9,824)                 -
      (Increase) in other                                  -                -                -             (9,097)
       Decrease in other                                   -           11,268                -                  -
       Increase in accounts payable                    2,064                -                -             17,429
      (Decrease) in accounts payable                       -          (15,000)         (41,585)                 -
      (Decrease) in due to affiliate                       -          (11,200)               -            (19,992)
                                                   -----------     -----------      -----------        -----------
   Net cash provided by (used) in operations         $80,571          ($3,873)        $248,268          ($105,188)
                                                   -----------     -----------      -----------        -----------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements     (487)            (872)            (487)            (7,658)
   Proceeds from promissory note receivable                -           45,166                -             90,166
                                                   -----------     -----------      -----------        -----------
   Net cash provided by (used) in investing            ($487)         $44,294            ($487)            $82,508
                                                   -----------     -----------      -----------        -----------

Cash flows from financing activities:
   Increase in amounts due affiliates                 88,015                -          175,026                  -
   Increase in amounts due to officer                      -                -              962                  -
   Stock cancellation due to reverse split                 -                -                -             (1,475)
   Retirement of debt                                      -          (29,729)               -            (89,188)
   Increase in promissory note                             -                -           16,380                  -
                                                   -----------     -----------      -----------        -----------
   Net cash provided by (used) in financing          $88,015        ($29,729)         $192,368           ($90,663)
                                                   -----------     -----------      -----------        -----------

Net increase (decrease) in cash                       $9,628          $10,692         ($17,885)         ($113,343)

Cash at beginning of the period                        8,785           22,899           36,298            146,934
                                                   -----------     -----------      -----------        -----------
Cash at end of the period                            $18,413          $33,591          $18,413            $33,591
                                                   ===========     ===========      ===========        ===========

SUPPLEMENTAL DISCLOSURE OF A NON-CASH INVESTING AND FINANCING ACTIVITY

IN CONJUNCTION WITH THE DISPOSITION OF NETEX FINANCIAL SERVICES, INC. D/B/A COUNTRYWIDE REALTY SERVICES IN APRIL 2005 THE COMPANY REDUCED ITS GOODWILL AND ADDITIONAL PAID IN CAPITAL BY $432,000.

              PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,2006
                                  (UNAUDITED)

                                                                                              RETAINED
                                        COMMON STOCK        PREFERRED STOCK      PAID-IN      EARNINGS
                                     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     (DEFICIT)      TOTAL
                                   ----------  --------  ----------  --------  ----------   ------------  ----------
BALANCE, DECEMBER 31, 2005
 (AUDITED)                         3,097,095   $12,389      30,000       $30   $2,528,888   ($2,441,481)     $99,826

  Exercise of warrants               200,000       800           -         -      699,200             -      700,000

  Issuance of common stock
   to consultants for services       103,850       415           -         -       67,087             -       67,502

  Issuance of common stock
   to officers                       200,000       800           -         -      159,200             -      160,000

  Less common stock subscribed             -         -           -         -            -             -     (700,000)

  Deferred compensation                    -         -           -         -            -             -      (40,000)

  Net loss during period                   -         -           -         -            -      (458,034)    (458,034)
                                   ----------  --------  ----------  --------  ----------   ------------  ----------
BALANCE AT SEPTEMBER 30, 2006      3,600,945   $14,404      30,000       $30   $3,454,375   ($2,899,515)   ($170,706)
                                   ==========  ========  ==========  ========  ==========   ============  ==========

               PREMIER DEVELOPMENT & INVESTMENT, INC. & SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

Interim Unaudited Financial Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine-months ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction the with audited financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended on December 31, 2005 filed on Form 10-KSB on April 14, 2005.

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

Depreciation of equipment and leasehold improvements is calculated using the straight-line method based on the respective assets estimated useful lives as follows:

Furniture & equipment                          7 years
Leasehold improvements                         5 years

Depreciation expense for the three and nine-months ended September 30, 2006 were $36,835 and $110,505, respectively.

Goodwill
--------

The Company records its investment in goodwill in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets". Under this principle goodwill is not amortized, it is however tested for impairment at least on an annual basis. Based on management's assessment at September 30, 2006, the goodwill recorded was found not to be impaired.

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


NOTE B - INVESTMENT IN INVESTEE

In connection with Premier's investment in Coconut Grove Group, Ltd. condensed financial information of the investee at September 30, 2006 is as follows:

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

On May 27, 2005 Premier issued 1,329,983 warrants in the form of a stock dividend to all shareholders of record on June 8, 2005. Shareholders as of the record date received one (1) warrant for every fifty (50) shares of Class A common shares held. Each warrant is exercisable into a share of the Company's Class A voting common stock at a price of three dollars and fifty cents ($3.50) per share. The warrants expire on December 31, 2007, unless otherwise extended by the Company. As of September 30, 2006, 200,000 of these warrants had been exercised by warrant holders.

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

NOTE I - INCOME TAXES

For income tax purposes the Company incurred a net operating loss of ($2,899,515), which can be used to offset future federal and state taxable income through 2026. The potential tax benefit of this loss is estimated to be $1,014,830 of which the Company provided a valuation allowance of ($1,014,830).

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

Results of Operations

     For the ease of reference, we refer to the three-months ended September 30, 2006 as the quarter ended September 30, 2006 and the period of three-months ended September 30, 2005 as the quarter ended September 30, 2005. We reference the current fiscal year which ends on December 31, 2006 as fiscal 2006.

Revenues

     For the quarter ended September 30, 2006, revenues decreased ($47,760), or (14.8%), to $275,881 compared to $323,641 for the quarter ended September 30, 2005. For the nine-months ended September 30, 2006, revenues decreased ($151,523), or (15.7%), compared to the nine-months ended September 30, 2005.

     Same store comparable sales for the Players Grille subsidiary the quarter ended September 30, 2006 decreased (26.0%) compared to the quarter ended September 30, 2005; and decreased (11.2%) for the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. Customer counts, as measured by overall check counts, decreased (27.4%) during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 and decreased (9.2%) for the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. The average dollar amount of each guest check was $18.61 and $18.58 for the quarter and nine-months ended September 30, 2006, respectively. Overall, the sales of liquor, beer and wine comprised 34.1% and 30.5% for the quarter and nine-months ended September 30, 2006, respectively.

     The decrease in revenues and customer counts is reflective of a slow down in the overall restaurant industry, particularly the casual dining segment. We attribute the slow down in our business, along with the restaurant industry as a whole, to increased competition at our existing Players Grille unit, general inflationary pressures within the national economy, especially higher gasoline prices being paid by consumers, and rising interest rates. We expect this general trend will remain throughout fiscal 2006 and, possibly, beyond.

Gross Profit

     For the quarter ended September 30, 2006, our gross profit totaled $107,672 compared to $189,370 for the year ago period. Our gross profit for the nine-months ended September 30, 2006 totaled $307,191 compared to $532,622 for the nine-months ended September 30, 2005. This ($81,698), or (43.1%), decline for the quarter and ($225,431), or (42.3%), decline for the nine-months ended September 30, 2006 in gross profit was attributable to a slow down in our core restaurant business and lower revenues resulting from the discontinued operations of the Countrywide unit on April 1, 2005.

     Cost of good sold during the quarter ended September 30, 2006 were $168,209 compared to $134,271 for the same period a year ago. Our cost of goods sold during the nine-months ended September 30, 2006 were $504,446 compared to $430,538 for the nine-months ended September 30, 2005. The $33,938, or 25.3%, increase for the quarter and $73,908, or 17.2%, increase for the nine-months ended September 30, 2006 in cost of goods sold was the result of price increases paid by us for food, beer and liquor in general. We anticipate further increases throughout the remainder of fiscal 2006 in our cost of goods sold as a result of inflationary pressures in the general economy as well as higher transportation costs associated with the delivery of our food, beer and liquor goods. Even with the recent declines in spot gasoline prices witnessed in the present fiscal quarter, we have not, and do not expect, our food and liquor distributors to decrease the prices they charge us.

Expenses

     Operating Expenses. Our operating expenses consist primarily of personnel expenses, depreciation expenses, professional fees, consulting fees and marketing expenses. These expenses totaled $266,143 for the quarter ended September 30, 2006, which was a decrease of ($1,329,855), or (83.3%), compared to $1,595,998 for the quarter ended September 30, 2005. For the nine-months ended September 30, 2006 our operating expenses decreased ($1,326,486) or (63.4%), to $765,225 from $2,091,711 for the year ago period. Although we have experienced higher costs in fiscal 2006 associated with our Securities and Exchange Commission reporting and compliance measures and further increased costs associated with ongoing litigation and legal matters, our operating expenses decreased significantly during the quarter and nine-months ended September 30, 2006 because of one-time charges related to our capital restructuring undertaken in the related periods a year ago.

Operating Loss

     Our operating loss for the quarter ended September 30, 2006 was ($158,471) compared to an operating loss of ($1,406,628) for the quarter ended September 30, 2005. Our operating loss for the nine-months ended September 30, 2006 was ($458,034) compared to an operating loss of ($1,559,089) for the nine-months ended September 30, 2005. The ($1,248,157), or (88.7%), decrease for the quarter and ($1,110,055), or (70.6%), for the nine-months ended September 30, 2006 in operating loss is primarily attributable to one-time charges related to our capital restructuring undertaken in the related periods a year ago.

Net Loss

     Our net loss for the quarter ended September 30, 2006 was ($158,471) compared to a net loss of ($1,406,628) for the quarter ended September 30, 2005. Our net loss for the nine-months ended September 30, 2006 was ($458,034) compared to a net loss of ($1,591,251) for the nine-months ended September 30, 2005. The ($1,248,157), or (88.7%), decrease for the quarter and ($1,133,217), or (71.2%), for the nine-months ended September 30, 2006 in our net loss is primarily attributable to one-time charges related to our capital restructuring undertaken in the related periods a year ago. Additionally, the nine-months ended September 30, 2005 included a one-time loss of ($32,162) associated with the April 1, 2005 rescinding of our Countrywide Realty Services acquisition.

Liquidity and Capital Resources

     As of September 30, 2006, we had current assets aggregating $50,044, comprised of $18,413 in cash or cash equivalents, a note receivable of $2,500, inventory of $18,471, and prepaid expenses of $10,660.

     As of September 30, 2006 we had other assets consisting of a $560,541 in equipment and leasehold improvements, less accumulated depreciation of ($319,795), goodwill of $436,586, and other assets of $12,361.

     As of September 30, 2006, we had current liabilities aggregating $910,443, comprised of accounts payable of $22,065, a note due to an officer of $28,462, accounts due to an affiliate of $727,526, and a promissory note payable by us of $132,390.

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

Employees

     As of November 17, 2006, we had 26 employees.

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

     On September 1, 2005, a civil suit was filed against numerous defendants, including, amongst others, Premier, former officers Andrew L. Jones and Eric R. Boyer, and current officer J. Scott Sitra, in the Superior Court of New Jersey, Union County, alleging unlawful faxing. The lawsuit is frivolous and we are aggressively defending ourselves in court. This lawsuit was dismissed by the court without prejudice.

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

                                   Premier Development & Investment, Inc.
                                   (Registrant)



Dated: November 20, 2006           By: /s/ J. Scott Sitra
                                       -------------------------------------
                                       J. Scott Sitra
                                       President and Chief Executive Officer




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


Date: November 20, 2006       /s/ J. Scott Sitra
                              -------------------------------------------
                              J. Scott Sitra
                              President and Chief Executive Officer
                              Premier Development & Investment, Inc.


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


Date: November 20, 2006       /s/ Michael Hume
                              -------------------------------------------
                              Michael Hume
                              Treasurer, Secretary and Director
                              Premier Development & Investment, Inc.